Form 10-Q
period 2021-09-30
HHG Capital Corp
filed 2021-11-12
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-40820

HHG CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Commonwealth Lane #03-20, Singapore	149544
(Address of Principal Executive Offices)	(Zip Code)

+65 6659 1335
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	HHGCU	NASDAQ Capital Market
Ordinary Share	HHGC	NASDAQ Capital Market
Warrants	HHGCW	NASDAQ Capital Market
Rights	HHGCR	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2021, there were 7,477,000 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
		(Audited)
ASSETS
Current assets:
Cash	$829,827	$25,048
Prepayment	5,445	-
Deferred offering costs	-	30,000
	835,272	55,048
Non-current assets:
Cash held in Trust Account	58,075,056	-

TOTAL ASSETS	$58,910,328	$55,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrual and other payable	$24,572	$-
Amounts due to related parties	450	48,302

Total current liabilities	25,022	48,302

Deferred underwriting compensation	1,615,000	-

TOTAL LIABILITIES	1,640,022	48,302

Commitments and contingencies
Ordinary shares subject to possible redemption, 5,750,000 and 0 shares issued and outstanding at redemption value	46,448,212	-

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 and 1,250,000 shares issued and outstanding (excluding 5,750,000 and 0 shares subject to redemption)	172	125
Additional paid-in capital	10,909,593	24,875
Accumulated deficit	(87,727)	(18,254)
Other comprehensive income	56	-

Total shareholders’ equity	10,822,094	6,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,910,328	$55,048

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30, 2021	Nine months ended September 30, 2021	Period from July 15, 2020 (inception) through September 30, 2020

General and administrative expenses	$(32,814)	$(69,717)	$-

Other income:
Interest income	-	76	-
Sundry income	-	168	-

	-	244	-

NET LOSS	$(32,814)	$(69,473)	$-

Other comprehensive income:
Unrealized gain on available-for-sale securities	56	56	-

COMPREHENSIVE LOSS	(32,758)	(67,417)	-

Basic and diluted weighted average shares outstanding [1]	1,459,527	1,422,258	10,000

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.00)

[1]	Exclude an aggregate of 5,750,000 shares subject to possible redemption at September 30, 2021.

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Three Months ended September 30, 2021
	Ordinary shares		Additional	Accumulated other		Total shareholders’
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)

Balance as of June 30, 2021	1,437,500	$143	$24,857	$-	$(54,913)	$(29,913)

Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative shares	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(202,448)	-	-	(202,448)
Unrealized holding gain on available-for-sales securities	-	-	-	56	-	56
Net loss for the period	-	-	-	-	(32,814)	(32,814)

Balance as of September 30, 2021	1,727,000	$172	$10,909,593	$56	$(87,727)	$10,822,094

	Nine Months ended September 30, 2021
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ equity

Balance as of December 31, 2020	1,250,000	$125	$24,875	$-	$(18,254)	$6,746

Founder shares issued	187,500	18	(18)	-	-	-
Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative share	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(202,448)	-	-	(202,448)
Unrealized holding gain on available-for-sales securities	-	-	-	56	-	56
Net loss for the period	-	-	-	-	(69,473)	(69,473)

Balance as of September 30, 2021	1,727,000	$172	$10,909,593	$56	$(87,727)	$10,822,094

	Period from July 15, 2020 (inception) through September 30, 2020
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ equity

Balance as of July 15, 2020 (inception)	10,000	$1	$-	$-	$-	$1

Balance as of September 30, 2020	10,000	$1	$-	$-	$-	$1

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Nine months ended	Period from July 15, 2020 (inception) through
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net loss	$(69,473)	$-
Change in operating assets and liabilities
Increase in prepayment	(5,445)	-
Increase in accrual and other payable	24,572	-

Net cash used in operating activities	(50,346)	-

Cash flows from investing activities
Proceeds deposited in Trust Account	(58,075,000)	-

Net cash used in by investing activities	(58,075,000)	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	1
Proceeds from public offering	57,500,000	-
Proceeds from private placements to a related party	2,550,000	-
Proceeds from (payments to) a related party	(47,852)	29,999
Proceed from promissory note	500,000	-
Repayment of promissory note	(500,000)	-
Payments of deferred offering costs	-	(30,000)
Payments of offering costs	(1,072,023)	-

Net cash provided by financing activities	58,930,125	-

NET CHANGE IN CASH	804,779	-

Cash, beginning of period	25,048	-

Cash, end of period	$829,827	$-

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

HHG Capital Corporation (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on July 15, 2020, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Currently, the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, except for any entity with its principal business operations in China (including Hong Kong).

From inception through September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering as described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering (the “Initial Public Offering” as described in Note 4) became effective on September 20, 2021. On September 23, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 4.

Simultaneously, the underwriters exercised the over-allotment option in full. The underwriters purchased an additional 750,000 Units (the “Over-Allotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $7,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 237,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $2,370,000, which is described in Note 5. On September 23, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,000 Private Units, generating gross proceeds of $180,000.

Transaction costs paid upon the consummation of the Initial Public Offering amounted to $1,031,411, consisting of $805,000 of underwriter’s fees and $226,411 of other offering costs.

Trust Account

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and the closing of the private placement, $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the Combination Period as described below. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders with the opportunity to redeem all or a portion of their ordinary shares sold in the Initial Public Offering (“Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants and rights. The ordinary shares subject to redemption was initially recorded at its fair value at the date of issuance and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their insider shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides dissenting public shareholders with the opportunity to convert their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to convert any insider shares and Private Units (including underlying securities) (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the insider shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have until 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if the Company extends the period of time to consummate a business combination, as described in more detail in this prospectus) from the closing of the Initial Public Offering to complete its Business Combination (the “Combination Period”).

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements, in the opinion of the management, all adjustments which management considers necessary for the fair presentation of the financial position, results for these periods and its cash flows have been made. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in the unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement on Amendment No. 5 to Form S-1.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Cash held in Trust Account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,075,056 in United States Treasury Bills.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the Initial Public Offering and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. On September 30, 2021, the Company had recorded $202,448 accretion of carrying value to redemption value.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period ended September 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding the shares subject to possible redemption. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instrument

FASB ASC Topic 820 “Fair Value Measurements” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $58,075,056 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 is as follows:

	Carrying Value as of September 30, 2021 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,000	$56	$58,075,056

NOTE 4 – PUBLIC OFFERING

On September 23, 2021, the Company sold 5,000,000 Public Units at a price of $10.00 per Unit. Simultaneously, the Company sold an additional 750,000 units to cover over-allotments. Each Public Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share upon the completion of the initial Business Combination. Each Public Warrant will entitle the holder to purchase three-fourth (3/4) of one ordinary share at an exercise price of $11.50 per whole share. The Company will not issue fractional shares upon the exercise of the Public Warrant or the conversion of the Public Right.

The Company paid an upfront underwriting discount of $805,000, equal to 1.4% of the gross offering proceeds to the underwriter at the closing of the Initial Public Offering, with an additional fee of $1,615,000 (the “Deferred Underwriting Discount”). The Deferred Underwriting Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Underwriting Discount. The underwriter is not entitled to any interest accrued on the Deferred Underwriting Discount.

Besides the upfront underwriting discount of $805,000 and the Deferred Underwriting Discount of $1,615,000, the Company also incurred other offering expenses of $297,023. The Company allocates offering costs totaled $2,717,023 between Public Shares, Public Warrants and Public Rights based on the estimated fair value of each at the date of issuance. Accordingly, $2,284,236 offering cost was allocated to Public Shares, $432,787 offering cost was allocated to Public Warrants and Public Rights.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As a result of the aforementioned allocation, $46,245,764 is allocated to the ordinary shares included in the Public Units and recorded as temporary equity as of September 30, 2021 and $8,537,213 is allocated to the Public Warrants and Public Rights and is recorded as part of the additional paid-in capital as of September 30, 2021.

NOTE 5 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) with its sponsor of 255,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. Each Private Unit consists of one Private Share, one Private Right (“Private Right”) and one redeemable warrant (each, a “Private Warrant”). Each Private Right will convert into one-tenth (1/10) of one ordinary share upon the completion of the Business Combination. Each Private Warrant is exercisable to purchase three-fourth (3/4) of one ordinary share at a price of $11.50 per share. The Company will not issue fractional shares upon the exercise of the Public Warrant or the conversion of the Public Right.

The Private Units are identical to the units sold in the Initial Public Offering except with certain registration rights and transfer restrictions.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Company issued an aggregate of 10,000 founder shares to the initial shareholders for an aggregate purchase price of $1.

In November 2020, the Company issued an aggregate of 1,240,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,999.

In February 2021, the Company issued an aggregate of 187,500 additional founder shares to the initial shareholders for an aggregate purchase price of $18.

Advances from a Related Party

As of September 30, 2021 and December 31, 2020, the Company had a temporary advance of $450 and $48,302 from a related party for the payment of costs related to the Initial Public Offering and administrative expense. The balance is unsecured, interest-free and has no fixed terms of repayment.

Promissory Note from a Related Party

In February 2021, the Company issued an unsecured promissory note of $500,000 (the “Promissory Note) to a related party, HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”), which was a majority owner of the Company. The promissory note is unsecured, interest-free and repayable on February 16, 2022. The Company has repaid $400,000 and $100,000 to HHG Fund on April 20, 2021 and September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, the principal amount due and owing under the Promissory Note was $0 and $0, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ EQUITY

On September 23, 2021, the Company completed the Initial Public Offering and issued an aggregate of 5,750,000 Public Units and raised gross proceeds of $57,500,000. Refer to Note 4 for details. Simultaneously, the Company completed a private placement and issued an aggregate of 255,000 Private Units and raised gross proceeds of $2,550,000. Refer to Note 5 for details.

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

Rights

Each holder of a right (including Public Rights and Private Rights) will automatically receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. In the event the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert the rights in order to receive the one-tenth (1/10) of an ordinary share underlying each right upon consummation of a Business Combination.

If the Company is unable to complete a Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.5 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering. The Private Warrants (including the ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Company assessed the key terms applicable to the Public Warrants as well as the Private Warrants and classified the Public Warrants and Private Warrants as equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging, (“ASC 815”).

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,075,056	$58,075,056	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company. There has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, the Private Units (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on September 20, 2021. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date was the Company issued the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HHG Capital Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mr. Hooy Kok Wai. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in the British Virgin Islands on July 15, 2020, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our initial business combination. We have not selected any business combination target with respect to the initial business combination.

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had cash of $829,827 and deferred underwriting compensation of $1,615,000.

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”). We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through September 30, 2021, were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net loss of $69,473.

For the three months ended September 30, 2021, we had a net loss of $32,814.

For the Period from July 15, 2020 (inception) through September 30, 2020, we had a net loss of $0.

Liquidity and Capital Resources

On September 23, 2021, we consummated our IPO of 5,750,000 units (the “Units”), including the full exercise of the underwriter’s over-allotment option concurrently with the closing of the IPO, at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. On September 23, 2021, we also consummated a private placement (“Private Placement”) with Mr. Kok Wai Hooy, the Sponsor, of 255,000 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,550,000.

Of the net proceeds from the IPO, full exercise of the over-allotment option, and associated Private Placement, $58,075,000 of cash was placed in the Trust Account and $943,589 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

As of September 30, 2021, we had cash of $829,827 in our operating bank account for our working capital needs. Until the consummation of the IPO, our only source of liquidity was an initial purchase of $25,000 for the founder shares by the initial stockholders and the loan under an unsecured promissory note from HHG Investment Fund SPC – HHG Capital Fund SP of $500,000. As of September 30, 2021 no amounts remained outstanding on the promissory note.

We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable) to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to finance transactions costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay the Working Capital Loans. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our ordinary shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Deferred offering cost

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO.

Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. On September 30, 2021, the Company had recorded $202,448 accretion of carrying value to redemption value.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding the shares subject to possible redemption. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO dated September 20, 2021 and filed with the SEC on September 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2021, we consummated our IPO of 5,750,000 Units, including the full exercise of the underwriter’s over-allotment option concurrently with the closing of the IPO. Each Unit consists of one ordinary share (“Ordinary Share”), one redeemable warrant (“Warrant”) and one right (“Right”). Each redeemable Warrant entitles the holder thereof to purchase three-fourths (3/4) of one Ordinary Share at a price of $11.50 per full share, and each ten Rights entitle the holder thereof to receive one Ordinary Share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Our Registration Statement on Form S-1 was declared effective by the SEC on September 20, 2021. EF Hutton, division of Benchmark Investments, LLC acted as the representative of the underwriters in the IPO.

Simultaneously with the closing of the IPO and the sale of the over-allotment Units on September 23, 2021, we consummated the Private Placement with Mr. Kok Wai Hooy, the Sponsor, of 255,000 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $2,550,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

The Private Units are identical to the Units sold in the IPO. The Sponsor has agreed (A) to vote the Ordinary Shares underlying the Private Units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our second amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or 15 months or up to 21 months if we extend such period, as described in more detail in this prospectus) from the closing of this offering unless we provide public shareholders with the opportunity to redeem their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our second amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 calendar days after the completion of our initial business combination.

As of September 23, 2021, a total of $58,075,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of our public stockholders at JPMorgan Chase Bank, N.A., with American Stock Transfer & Trust Company, LLC, acting as trustee. The funds held in trust will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries.

We paid an upfront underwriting discount of $805,000, equal to 1.4% of the gross offering proceeds to the underwriter at the closing of the IPO, with an additional fee of $1,615,000 (the “Deferred Underwriting Discount”), which will become payable to the underwriter from the amounts held in the Trust Account solely in the event we complete our initial business combination. In the event that we do not close the initial business combination, the underwriter has waived its right to receive the Deferred Underwriting Discount. The underwriter is not entitled to any interest accrued on the Deferred Underwriting Discount.

Besides the upfront underwriting discount of $805,000 and the Deferred Underwriting Discount of $1,615,000, we also incurred other offering expenses of $297,023.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021).
4.1	Warrant Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021).
4.2	Rights Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.1	Letter Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.2	Letter Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.3	Investment Management Trust Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Company Stock (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.4	Escrow Agreement, dated September 20, 2021, among the Company, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.5	Registration Rights Agreement, dated September 20, 2021, among the Company, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.6	Subscription Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.7	Administrative Service Agreement, dated September 20, 2021, by and between the Company and Ms. Leung Po Yi (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
10.8	Form of Indemnification Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Date: November 12, 2021	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

