Form 10-K
period 2021-12-31
HHG Capital Corp
filed 2022-03-03
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40820

HHG CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Commonwealth Lane #03-20, Singapore	149544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +65 6659 1335

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, one Redeemable Warrant entitling the holder to purchase three-fourths (3/4) of an Ordinary Share, and one Right to acquire one-tenth of an Ordinary Share	HHGCU	NASDAQ Capital Market
Ordinary Shares	HHGC	NASDAQ Capital Market
Warrants	HHGCW	NASDAQ Capital Market
Rights	HHGCR	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 3, 2022, the Registrant had 7,477,000 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HHG CAPITAL CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

CERTAIN TERMS

References to “the Company,” “HHGC,” “our,” “us” or “we” refer to HHG Capital Corporation, a blank check company incorporated in the British Virgin Islands on July 15, 2020. References to our “Sponsor” refer to Mr. Hooy Kok Wai. References to our “IPO” or the “Initial Public Offering” refer to the initial public offering of HHG Capital Corporation, which closed on September 23, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

HHG Capital Corporation is a British Virgin Islands exempted company incorporated on July 15, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. However, we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong). As of the date of this report, we have not selected any target business for our initial business combination.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management team has significant experience in engaging in cross-border business in Asia, Europe, and the U.S., and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction.

On September 23, 2021, the Company consummated the initial public offering of 5,750,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option of 750,000 Units. Each Unit consists of one ordinary share (“Ordinary Share”), one redeemable warrant (“Warrant”) entitling its holder to purchase three-fourths (3/4) of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000.

On September 23, 2021, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Hooy Kok Wai, of 255,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

A total of $58,075,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on September 23, 2021 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On November 11, 2021, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Competitive strengths

Our management team is led by Mr. Chee Shiong (Keith) Kok who has over two decades of combined operational, deal-making and commercial experience. Our mission is to unlock value for our shareholders by identifying an acquisition target in any sector with potential to grow. Given the diversified experience of our management team, we believe we have significant resources to identify, diligence, and structure transactions that would benefit all shareholders. We could also get deal sources from our Sponsor, or affiliates of our Sponsor. Our competitive strengths include the following:

Deep Experience of Operating Partners

We believe that our ability to leverage the experience of the management team, which comprises executives of different companies across multiple sectors and industries, will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Proprietary Sourcing Channels and Leading Industry Relationships

We believe the capabilities and connections associated with our management team, in combination with our Sponsor and our strategic and operating partners, will provide us with a differentiated pipeline of acquisition opportunities. We expect these sourcing capabilities will be further bolstered by our reputation and deep industry relationships.

Track Record of Investment Experience

We believe that our management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

Execution and Deal Structuring Capability

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to redeem shares held by our public shareholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the Private Placements are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested in an unsolicited basis, since many of these sources will have known what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire (“Valuation Firms”), as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view, we may ask that a Valuation Firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our shareholders.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months (or 15 months or up to 21 months if we extend such period, as described in more detail in this prospectus) from the closing of the IPO in order to be able to receive a pro rata share of the trust account .

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions (other than the Private Units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination (i) within 12 months from the consummation of the IPO in the situation that we have not filed a proxy statement, registration statement or similar filing for an initial business combination within such 12-month period, or (ii) within 15 months from the consummation of the IPO in the situation that we have filed within such 12-month period, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time for a total of up to 18 months or 21 months, respectively, to complete a business combination. In this situation, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make such extension.. Pursuant to the terms of our second amended and restated memorandum and articles of association and the amended trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Conversion /Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our second amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO, in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our second amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation if No Business Combination

If we do not complete a business combination within 12 months (or 15 months or up to 21 months if we choose to extend such period, as described in more detail in this prospectus) from the consummation of the IPO, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our second amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. Alternatively or in the event that there is an unsuccessful effort to obtain shareholder approval for the proposed extensions(s), we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time for a total of up to 18 months or 21 months, respectively, to complete a business combination). In this situation, public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our second amended and restated memorandum and articles of association and the amended trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $1,283 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Act will be treated as share premium which is distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our Sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.10.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our Sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.10 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.10 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to EF Hutton, division of Benchmark Investments, LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 1 Commonwealth Lane, #03-20, Singapore, 149544. The cost for this space is provided to us by Ms. Leung Po Yi, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 1 Commonwealth Lane, #03-20, Singapore, 149544. The cost for this space is provided to us by Ms. Leung Po Yi, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “HHGCU” on September 23, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on November 11, 2021, under the symbols “HHGC”, “HHGCW” and “HHGCR”, respectively.

Holders of Record

As of March 3, 2022, there were 7,477,000 of our ordinary shares issued and outstanding held by 19 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 23, 2021, the Company consummated its IPO of 5,750,000 Units, which includes the full exercise of the over-allotment option. Each Unit consists of one ordinary share (“Ordinary Share”), one redeemable warrant and one right. Each redeemable warrant entitles the holder thereof to purchase three-fourths (3/4) of one Ordinary Share at a price of $11.50 per whole share, and each ten Rights entitle the holder thereof to receive one Ordinary Share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company consummated a Private Placement of 255,000 units at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. A total of $58,075,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders.

As of December 31, 2021, a total of $58,076,283 was held in a trust account established for the benefit of the Company’s public shareholders, which included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and subsequent interest income.

The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

We paid approximately $226,411 for other costs and expenses related to our formation and the IPO, and a total of $805,000 in underwriting discounts and commissions, not including the deferred underwriting commissions which should equal to the greater of (x) $575,000 or (y) 4.5% (or 0.5% if such funds are introduced by our sponsor or management) of the cash remaining in the trust account plus 0.5% of the cash redeemed from the trust account upon the Company’s completion of the initial business combination, subject to a maximum amount of $1,615,000 payable at the consummation of business combination.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the British Virgin Islands on July 15, 2020 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of the Initial Public Offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

Results of Operations

Our entire activity from inception up to September 23, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the years ended December 31, 2021 and 2020, we had a net loss of $140,520 and $18,254, respectively, which was comprised of interest and dividend income and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $779,868. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under a unsecured promissory note.

On September 23, 2021, we consummated the initial public offering of 5,000,000 Public Units at a price of $10.00 per unit, generating gross proceeds of $50,000,000. Simultaneously, the underwriters exercised the over-allotment option in full and purchased additional 750,000 units at a price of $10.00 per unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 237,000 Private Units, at a price of $10.00 per unit, generating gross proceeds of $2,370,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $58,075,000 was placed in the trust account. We incurred $1,031,411 in initial public offering related costs, including $805,000 of underwriting fees and $226,411 of initial public offering costs.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on October 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation. Also, we are committed to the below:

Registration Rights

The holders of the insider shares, the Private Units (and their underlying securities) and the warrants that may be issued upon conversion of any working capital loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on September 20, 2021. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units and warrants issued in payment of any working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policies:

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a business combination. On December 31, 2021, the Company had recorded $2,947,334 accretion of carrying value to redemption value.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Following the identification of the material weakness, we plan to continue to take remedial measures including but not limited to hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function. As of December 31, 2021, our board of directors has approved the adoption of the “Financial and Accounting Policy and Procedure Manual” which outlines the objective and procedures of the internal controls over financing closing and reporting processes.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Chee Shiong (Keith) Kok	48	Director and Chief Executive Officer
Shuk Man (Lora) Chan	52	Chief Financial Officer
Kym Hau	40	Director
Denise Cho	44	Independent Director
Weiyi Di	51	Independent Director
Tzu Fei (Philip) Ting	39	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Chee Shiong (Keith) Kok. Mr. Chee Shiong (Keith) Kok has been our director and Chief Executive Officer since June 2021. Mr. Kok has over two decades of experience in finance, mergers & acquisitions, risk management, business strategy integrations, divestitures, and hands-on operational expertise with extensive government and business network, particularly in Asia. Since September 2019, Mr. Kok has been serving as the director and the chief executive officer of EPL Exhibition Sdn. Bhd., an exhibition organizer. From June 2017 to August 2019, Mr. Kok served as the chief finance officer of EN Projects Sdn. Bhd., a company engaged in managing government related aerospace and maritime exhibitions and was recognized as the Best International Exhibition organizer for LIMA by the then Malaysia Prime Minister in 2019. From January 2013 to March 2017, Mr. Kok served as the head transaction banking corporate banking, and subsequently, the head business banking of Standard Chartered Bank Malaysia. During Mr. Kok’s time with Standard Chartered Bank Malaysia, he led the bank to win the Best Cash Management Deal for Corporate Banking within Standard Chartered Bank worldwide in 2014, Best Liquidity Management Deal in Malaysia in 2015 by Asset Triple A and won best Top SME supporter in Malaysia with CGC (Credit Guarantee Corporation) in 2016. From August 2007 to January 2013, Mr. Kok served as the regional head transaction banking for the Asian & Oceania region (excluding North Asia) of Bank of Tokyo Mitsubishi-UFJ Ltd (Singapore Branch) (“BTMU”). During Mr. Kok’s time with BTMU, he assisted the International Enterprise Singapore, a division of Singapore Government to develop government guarantee scheme (SPRING) to assist the small and medium enterprises during the Global Financial Crisis in 2008. Mr. Kok was also instrumental in developing the Global Transaction Banking Division in BTMU and led BTMU to be the first bank in the world to conclude electronic Letter of Credit (LC) Discounting and the first bank in Singapore to deal with processing electronic LC. From January 2007 to August 2007, Mr. Kok served as the vice president in the trade division of The Hongkong and Shanghai Banking Corporation, a banking corporation. From December 2005 to January 2007, Mr. Kok served as the assistant vice president of Citibank Berhad in Malaysia, a banking corporation. From 2002 to 2005, Mr. Kok was engaged in his own consultancy business and worked in various local Malaysian companies. From 1996 to 2002, Mr. Kok served in various positions in corporate banking division at Standard Chartered Bank Malaysia. Mr. Kok received a bachelor’s of science degree in banking and finance from University of London in 1995. Mr. Kok also obtained ICC Certificate of Achievement Upskill 600 and M5 Rules & Regulations For Financial Advisory Services, in 2007 and 2008, respectively.

Shuk Man (Lora) Chan. Ms. Shuk Man (Lora) Chan has been our Chief Financial Officer since June 2021. Ms. Chan has been serving as the company secretary and the authorized representative of China Tontine Wines Group Limited (HKG.0389), a company engaged in the wine business in the PRC, since January 2021. From June 2016 to May 2020, Ms. Chan served as an investment director and then subsequently became the company secretary and the authorized representative of Evershine Group Holdings Limited (HKG.8022), a company principally engaged in the trading business, cemetery business, property development and investment, mobile application business and also provision of money lending business. From May 2001 to May 2015, Ms. Chan was providing audit, assurance and consultancy services at UHY Vocation HK CPA Limited with her last position as a senior director. From 1995 to 2001, Ms. Chan was engaged in a family business in Thailand where she was responsible for providing investment analysis. From 1994 to 1995, Ms. Chan served as a senior officer of Merchant and Corporate Banking Unit of Credit Department at Generale Belgian Bank Hong Kong, a subsidiary of Generale Bank, Belgium. From 1993 to 1994, Ms. Chan served as a credit analyst at Dai-Ichi Kangyo Limited, the Hong Kong Branch, a subsidiary of Dai-Ichi Kangyo Bank, Japan. Ms. Chan received a bachelor’s degree of business administration in accounting from The Coventry University, United Kingdom and a MBA degree (major in banking) from The University of Stirling, United Kingdom in 1991 and 1992, respectively. Ms. Chan is a fellow member of the Hong Kong Institute of Certified Public Accountants, Association of Chartered Certified Accountants, the Taxation Institute of Hong Kong, a Chartered Tax Adviser (Hong Kong) and a member of American Institute of CPAs (International Associate).

Kym Hau. Ms. Kym Hau has been our director since June 2021. Since 2014, Ms. Hau has been working at Messrs. Wan Yeung Hau & Co., Solicitors, a law firm. Ms. Hau joined Messrs. Wan Yeung Hau & Co., Solicitors in June 2014 where she served as a legal consultant and was then promoted to a partner in June 2015. Since November 2020, Ms. Hau has been a legal consultant of Messrs. Wan Yeung Hau & Co., Solicitors . Since March 2019, Ms. Hau has been a director of Grey Bear Capital Limited, a company engaged in the provision of general consulting services. Ms. Hau received a bachelor’s degree in Laws and a Postgraduate Certificate in Laws from The City University of Hong Kong in 2003 and 2004, respectively.

Denise Cho. Ms. Denise Cho has been our independent director since June 2021. Ms. Cho started her own business in June 2012 and worked until August 2015, providing services including but not limited to corporate secretarial services for overseas clients in Hong Kong, and the provision of pre-IPO consultancy services. From August 2010 to March 2012, Ms. Cho served as an independent non-executive director and the chairperson of the audit committee of Richly Field China Development Limited (HKG.00313), a company engaged in the development and operation of featured commercial properties. From 2007 to 2009, Ms. Cho served as a regional finance manager at Pedder Group Limited under Lane Crawford Joyce Group, a footwear, handbags and accessories company. From 2006 to 2007, Ms. Cho served as the regional controller of Procter & Gamble Prestige, Greater China, a cosmetics company. From 2004 to 2006, Ms. Cho served a senior sales director at Mary Kay Cosmetic Company, a cosmetics company. From 2000 to 2004, Ms. Cho served as a senior financial analyst at Walt Disney Television International Asia Pacific, a media company. From 1998 to 2000, Ms. Cho served as an auditor at Grant Thornton International, Hong Kong, an accounting firm. Ms. Cho obtained a bachelor’s degree in accounting and finance from San Francisco State University in 1998. Ms. Cho received her certificate of Certified Public Accountant from the Board of Examiners in the State of Illinois, United States in August 2000. Ms. Cho has been a professional member of American Institute of Certified Public Accountants, United States since March 2001.

Weiyi Di. Mr. Weiyi Di has been our independent director since June 2021. Since June 2019, Mr. Di has been the director and the chief executive officer of Polo Lubricants Company Limited, a company engaged in producing engine oils. Since 2002, Mr. Di has been the chief executive officer of Luroda Lubricants Wuxi Co., Ltd, a company engaged in the research and development, manufacturing, and distribution of lubricants. From 1994 to 2004, Mr. Di served as the sales manager and was subsequently promoted as the managing director of Wuxi Jiangnan Refinery Co., Ltd, a company engaged in oil refinery. Mr. Di obtained his master’s degree in executive master of business administration from Tsinghua University in 2010.

Tzu Fei (Philip) Ting. Mr. Tzu Fei (Philip) Ting has been our independent director since June 2021. Since September 2010, he has been the founding partner of Philip Ting & Kwan law firm with specific focus on fund advisory, property, technology and renewable energy sectors. Since November 2020, Mr. Ting has been a director of Tableapp Sdn. Bhd., a company engaged in the online reservation of high end restaurants in Malaysia. Mr. Ting is also a founding partner of FunNow Sdn. Bhd., an application software products company, which was founded in Malaysia in July 2018. Since October 2015, Mr. Ting has been a managing director at Clearbrook Global Advisers LLC, a global investment advisory company, which advises on strategic fund raising opportunities in Asia. Since May 2009, Mr. Ting has been a director of Solarcorp Sdn. Bhd., a company engaged in the generation and sale of solar energy in Malaysia. From October 2006 to August 2007, Mr. Ting completed his pupillage at Skrine, a law firm. From November 2007 to September 2008, Mr. Ting served as a paralegal at Allen & Overy (Hong Kong), a law firm. From October 2008 to January 2009, Mr. Ting served as a registered foreign lawyer at Richards Butler in association with Reed Smith (Hong Kong). Mr. Ting obtained a bachelor’s degree in Laws from The University of Nottingham, United Kingdom and a master’s degree in law and accounting from The London School of Economics, United Kingdom in 2003 and 2005, respectively. Mr. Ting was called to the Bar in the United Kingdom, Malaysia and United States in 2004, 2007 and 2008, respectively. Mr. Ting passed the Chartered Financial Analyst (CFA, Level 1) in 2006.

We believe with their vast experience and complementary skillsets, our officers and directors are well qualified to serve as members of our board.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, monitors the independence of the independent auditor, reviews and discusses with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K, discusses with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements; discusses with management major risk assessment and risk management policies; verifies the rotation of the lead (or coordinates) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law, reviews and approves all related-party transactions, inquires and discusses with management our compliance with applicable laws and regulations; pre-approves all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed; appoints or replaces the independent auditor; determines the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; establishes procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and approves reimbursement of expenses incurred by our management team in identifying potential target businesses.

The members of the Audit Committee are Denise Cho, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Denise Cho is the chairperson of the audit committee. The Board has determined that both Denise Cho qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee responsible for overseeing the selection of persons to be nominated to serve on our board of directors. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

The members of the Nominating Committee are Denise Cho, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Tzu Fei (Philip) Ting is the chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; reviews and approves the compensation of all of our other executive officers; reviews our executive compensation policies and plans; implements and administers our incentive compensation equity-based remuneration plans; assists management in complying with our proxy statement and annual report disclosure requirements; approves all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; if required, producing a report on executive compensation to be included in our annual proxy statement; and reviews, evaluates and recommends changes, if appropriate, to the remuneration for directors. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Denise Cho, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Weiyi Diis the chairperson of the Compensation Committee.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 3, 2022. As of March 3, 2022, we had 7,477,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 3, 2022 and the rights are not convertible within 60 days of March 3, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Hooy Kok Wai	1,437,500	19.23%
Chee Shiong (Keith) Kok	155,000	2.07%
Shuk Man (Lora) Chan	80,000	1.07%
Kym Hau	5,000	*	%
Denise Cho	5,000	*	%
Weiyi Di	5,000	*	%
Tzu Fei (Philip) Ting	5,000	*	%
All directors and executive officers as a group (7 individuals)	1,692,500	22.64%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o HHG Capital Corporation, 1 Commonwealth Lane, #03-20, Singapore, 149544.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2020, 10,000 insider shares were issued to our initial subscriber of the Company. In November 2020, the initial subscriber transferred the insider shares that it holds to HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”) , and the Company further issued 1,240,000 insider shares to HHG Fund and Forever Happiness Limited (“FHL”). In February 2021, the Company further allotted 187,500 insider shares to HHG Fund, resulting in an aggregate of 1,437,500 ordinary shares outstanding, for an aggregate purchase price of $25,000, or approximately $0.017 per share. In May 2021, HHG, FHL and all other shareholders transferred an aggregate of 1,437,500 insider shares to Expert Capital Investments Limited, who in turn transferred all 1,437,500 insider shares to Mr. Hooy Kok Wai (the “Sponsor”) in June 2021. At the end of June 2021, our Sponsor transferred an aggregate of 255,000 ordinary shares to the directors.

Simultaneously with the closing of the IPO, the Company consummated the private placement with certain of its initial shareholders of 255,000 units at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000.

In February 2021, we issued an unsecured promissory note of $500,000 (the “Promissory Note) to a related party, HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”), which was a majority owner of the Company. The promissory note is unsecured, interest-free and repayable on February 16, 2022. The Company has repaid $400,000 and $100,000 to HHG Fund on April 20, 2021 and September 30, 2021, respectively. As of December 31, 2021 and December 31, 2020, the principal amount due and owing under the Promissory Note was $0 and $0, respectively.

In order to meet our working capital needs following the consummation of the IPO until completion of an initial business combination, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 50,000 ordinary shares, warrants to purchase 37,500 ordinary shares and rights to receive 5,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding prior to the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to offering registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

The Sponsor and the Chief Executive Officer have paid the expenses incurred by the Company an aggregate of $30,450 on a non-interest bearing basis as of December 31, 2021. As of December 31, 2021, the Company owed an aggregate balance of $30,450 to our Sponsor and our Chief Executive Officer.

The Company is obligated to pay Ms. Leung Po Yi a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our 2021 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the period of September 30, 2021 totaled approximately $20,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021.

Tax Fees. We did not pay Friedman LLP for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Friedman LLP for other services for the year ended December 31, 2021.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 20, 2021, by and between the Registrant, EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 23, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.5	Warrant Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.6	Rights Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.7	Description of Securities

10.1	Letter Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.2	Letter Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.3	Investment Management Trust Account Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.4	Stock Escrow Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.5	Registration Rights Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.6	Subscription Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.7	Administrative Service Agreement, dated September 20, 2021, by and between the Company and Ms. Leung Po Yi. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.8	Form of Indemnification Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 16, 2021)

21.1	List of subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Dated: March 3, 2022	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chee Shiong (Keith) Kok	Chief Executive Officer	March 3, 2022
Gordon Lee	(Principal executive officer) and Director

/s/ Shuk Man (Lora) Chan	Chief Financial Officer	March 3, 2022
Shuk Man (Lora) Chan	(Principal financial and accounting officer) and Director

/s/ Kym Hau	Director	March 3, 2022
Kym Hau

/s/ Denise Cho	Director	March 3, 2022
Denise Cho

/s/ Weiyi Di	Director	March 3, 2022
Weiyi Di

/s/ Tzu Fei (Philip) Ting	Director	March 3, 2022
Tzu Fei (Philip) Ting

HHG CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HHG Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HHG Capital Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of comprehensive loss, changes in shareholders’ equity, and cash flows for year ended December 31, 2021 and the period from July 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 3, 2021

HHG CAPITAL CORPORATION

BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$779,868	$25,048
Prepayment	4,084
Deferred offering costs	-	30,000
	783,952	55,048
Non-current assets:
Cash held in Trust Account	58,076,283	-

TOTAL ASSETS	$58,860,235	$55,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrual and other payable	$15,258	$-
Amount due to related parties	30,450	48,302

Total Current Liabilities	45,708	48,302

Deferred underwriting compensation	1,615,000	-

TOTAL LIABILITIES	$1,660,708	$48,302

Commitments and contingencies
Ordinary shares subject to possible redemption, 5,750,000 and 0 shares issued and outstanding at redemption value at December 31, 2021 and 2020, respectively	$49,193,098	$-

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 and 1,250,000 shares issued and outstanding (excluding 5,750,000 and 0 shares subject to redemption) at December 31, 2021 and 2020, respectively	$172	$125
Additional paid-in capital	8,164,707	24,875
Accumulated deficit	(158,774)	(18,254)
Other comprehensive income	324	-

Total Shareholders’ Equity	$8,006,429	$6,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,860,235	$55,048

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

STATEMENT OF COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2021	Period from July 15, 2020 (inception) through December 31, 2020

General and administrative expenses	$(141,727)	$(18,254)

Other income:
Dividend income	960	-
Interest income	79	-
Sundry income	168	-

Total other income	1,207	-

NET LOSS	$(140,520)	$(18,254)

Other comprehensive income:
Unrealized gain on available-for-sale securities	324	-

COMPREHENSIVE LOSS	(140,196)	(18,254)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	1,559,589	-

Basic and diluted net income per ordinary shares subject to redemption	$0.88	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,499,070	372,485

Basic and diluted net loss per non-redeemable ordinary share	$(1.01)	$(0.05)

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	equity

Balance as of December 31, 2020	1,250,000	$125	$24,875	$-	$(18,254)	$6,746

Insider shares issued	187,500	18	(18)	-	-	-
Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative share	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(2,947,334)	-	-	(2,947,334)
Unrealized holding gain on available-for-sales securities	-	-	-	324	-	324
Net loss for the year	-	-	-	-	(140,520)	(140,520)

Balance as of December 31, 2021	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

	Period from July 15, 2020 (inception) through December 31, 2020
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of July 15, 2020 (inception)	10,000	$1	$-	$-	$1

Issuance of ordinary shares to founders	1,240,000	124	24,875	-	24,999
Net loss for the period	-	-	-	(18,254)	(18,254)

Balance as of December 31, 2020	1,250,000	$125	$24,875	$(18,254)	$6,746

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2021	Period from July 15, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net loss	$(140,520)	$(18,254)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in cash and investments income held in trust account	(959)

Change in operating assets and liabilities
Increase in prepayment	(4,084)	-
Increase in accrual and other payable	15,258	-
Net cash used in operating activities	(130,305)	(18,254)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(58,075,000)	-

Net cash used in investing activities	(58,075,000)	-
Cash flows from financing activities:
Proceed from issuance of ordinary shares	-	25,000
Proceed from public offering	57,500,000	-
Proceeds from private placements to a related party	2,550,000	-
Proceed from (payments to) a related party	(17,852)	48,302
Proceed from promissory note	500,000	-
Repayment of promissory note	(500,000)	-
Payment of offering costs	(1,072,023)	-
Payment of deferred offering costs	-	(30,000)
Net cash provided by financing activities	58,960,125	43,302

NET CHANGE IN CASH	754,820	25,048

CASH, BEGINNING OF YEAR	25,048	-

CASH, END OF YEAR	$779,868	$25,048

See accompanying notes to financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

From inception through December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the Initial Public Offering as described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering (the “Initial Public Offering” or “IPO” as described in Note 4) became effective on September 20, 2021. On September 23, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 4.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their ordinary shares obtained in the Initial Public Offering (“Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants and rights. The ordinary shares subject to redemption was initially recorded at its fair value at the date of issuance and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

Liquidity

For the year ended December 31, 2021, the Company incurred net loss of $140,520 and had negative cash generated from operating activities of $130,305. As of December 31, 2021, the Company had cash of $779,868 and working capital of $738,244. Management believes its cash is sufficient to support the Company’s operation for the next 12-month period from the date the accompanying financial statements are issued.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Cash held in Trust Account

At December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $58,076,283 in United States Treasury Bills.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. On December 31, 2021, the Company had recorded $2,947,334 accretion of carrying value to redemption value.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period from July 15, 2020 (date of inception) through December 31, 2020 and for the year ended December 31, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year	For the period from
	Ended	July 15, 2020 (Inception)
	December 31, 2021	through December 31, 2020
Net loss	$(140,520)	$(18,254)
Accretion of carrying value to redemption value	(2,947,334)	-
Net loss including accretion of carrying value to redemption value	$(3,087,854)	$(18,254)

			For the Period from
	For the Year Ended		July 15, 2020 (Inception)
	December 31, 2021		to December 31, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,574,475)	$(1,513,379)	$-	$(18,254)
Accretion of carrying value to redemption value	2,947,334	-	-	-
Allocation of net income (loss)	$1,372,859	$(1,513,379)	$-	$(18,254)
Denominators:
Weighted-average shares outstanding	1,559,589	1,499,070	-	372,485
Basic and diluted net income (loss) per share	$0.88	$(1.01)	$-	$(0.05)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments. The Company measured its cash and investments held in trust account at fair value on a recurring basis as of December 31, 2021 and the fair value is based on Level 1 inputs.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,283 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 is as follows:

	Cost as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,959	$324	$58,076,283

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

As a result of the aforementioned allocation, upon the completion of the IPO, $46,245,764 is allocated to the ordinary shares included in the Public Units and recorded as temporary equity and $8,537,213 is allocated to the Public Warrants and Public Rights and is recorded as part of the additional paid-in capital.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Insider Shares

In July 2020, the Company issued an aggregate of 10,000 insider shares to the initial shareholders for an aggregate purchase price of $1.

In November 2020, the Company issued an aggregate of 1,240,000 additional insider shares to the initial shareholders for an aggregate purchase price of $24,999.

In February 2021, the Company issued an aggregate of 187,500 additional insider shares to the initial shareholders for an aggregate purchase price of $18. These shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As the over-allotment option was exercised in full in the IPO, none of these shares were forfeited.

Advances from a Related Party

As of December 31, 2021 and 2020, the Company had a temporary advance of $30,450 and $48,302 from a related party for the payment of costs related to the Initial Public Offering and administrative expense. The balance is unsecured, interest-free and has no fixed terms of repayment.

Promissory Note from a Related Party

In February 2021, the Company issued an unsecured promissory note of $500,000 (the “Promissory Note) to a related party, HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”), which was a majority owner of the Company. The promissory note is unsecured, interest-free and repayable on February 16, 2022. The Company has repaid $400,000 and $100,000 to HHG Fund on April 20, 2021 and September 30, 2021, respectively. As of December 31, 2021 and 2020, the principal amount due and owing under the Promissory Note was $0 and $0, respectively.

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

The Company assessed the key terms applicable to the Public Warrants as well as the Private Warrants and classified the Public Warrants and Private Warrants as equity in accordance with ASC 480, and ASC 815.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company. There has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty. Additionally, If the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s future financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

Registration Rights

The holders of the insider shares, the Private Units (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on September 20, 2021. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited financial statements.

