Form 10-K/A
period 2021-12-31
HHG Capital Corp
filed 2022-06-28
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) is being filed solely to correct the date of the Report of Independent Registered Public Accounting Firm. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. Except as expressly set forth in this Amendment, the Annual Report on Form 10-K for the year ended December 31, 2021 has not been amended, updated or otherwise modified.

part II

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 20, 2021, by and between the Registrant, EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 23, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.5	Warrant Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.6	Rights Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.7	Description of Securities*

10.1	Letter Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.2	Letter Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.3	Investment Management Trust Account Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

1

10.4	Stock Escrow Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.5	Registration Rights Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.6	Subscription Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.7	Administrative Service Agreement, dated September 20, 2021, by and between the Company and Ms. Leung Po Yi. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.8	Form of Indemnification Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 16, 2021)

21.1	List of subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Dated: June 28, 2022	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer

3

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

New York, New York

March 3, 2022

HHG CAPITAL CORPORATION

BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$779,868	$25,048
Prepayment	4,084
Deferred offering costs	-	30,000
Total Current Assets	783,952	55,048
Non-current assets:
Cash held in Trust Account	58,076,283	-

TOTAL ASSETS	$58,860,235	$55,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrual and other payable	$15,258	$-
Amount due to related parties	30,450	48,302

Total Current Liabilities	45,708	48,302

Deferred underwriting compensation	1,615,000	-

TOTAL LIABILITIES	$1,660,708	$48,302

Commitments and contingencies
Ordinary shares subject to possible redemption, 5,750,000 and 0 shares issued and outstanding at redemption value at December 31, 2021 and 2020, respectively	$49,193,098	$-

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 and 1,250,000 shares issued and outstanding (excluding 5,750,000 and 0 shares subject to redemption) at December 31, 2021 and 2020, respectively	$172	$125
Additional paid-in capital	8,164,707	24,875
Accumulated deficit	(158,774)	(18,254)
Other comprehensive income	324	-

Total Shareholders’ Equity	$8,006,429	$6,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,860,235	$55,048

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

