Form 10-Q
period 2022-06-30
HHG Capital Corp
filed 2022-08-02
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	HHGCU	The Nasdaq Stock Market LLC
Ordinary Share	HHGC	The Nasdaq Stock Market LLC
Warrants	HHGCW	The Nasdaq Stock Market LLC
Rights	HHGCR	The Nasdaq Stock Market LLC

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

As of August 1, 2022, there were 7,477,000 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
		(Audited)

ASSETS
Cash	$498,826	$779,868
Prepayment	1,362	4,084
Total current assets	500,188	783,952

Non-current assets:
Cash held in Trust Account	58,158,783	58,076,283

TOTAL ASSETS	$58,658,971	$58,860,235

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$5,955	$15,258
Amounts due to related parties	90,000	30,450
Total current liabilities	95,955	45,708

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,710,955	1,660,708

Commitments and contingencies
Ordinary shares subject to possible redemption, 5,750,000 shares issued and outstanding at redemption value at June 30, 2022 and December 31, 2021	55,135,838	49,193,098

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	172	172
Additional paid-in capital	2,221,967	8,164,707
Accumulated other comprehensive income	38,736	324
Accumulated deficit	(448,697)	(158,774)

Total shareholders’ equity	1,812,178	8,006,429

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$58,658,971	$58,860,235

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$(108,834)	$(10,752)	$(334,017)	$(36,903)

Other income:
Dividend income and realized gain	43,277	-	44,088	-
Interest income	3	23	6	76
Sundry income	-	-	-	168

Total other income	43,280	23	44,094	244

NET LOSS	$(65,554)	$(10,729)	$(289,923)	$(36,659)

Other comprehensive income:
Unrealized gain on available-for-sale securities	74,501	-	79,998	-
Reclassification of realized gain on available-for-sale securities, net to net income	(40,799)	-	(41,586)	-

COMPREHENSIVE LOSS	$(31,852)	$(10,729)	$(251,511)	$(36,659)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.12	$-	$0.20	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,437,500	1,727,000	1,403,315
Basic and diluted net loss per non-redeemable ordinary share	$(0.42)	$(0.01)	$(0.83)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30, 2022
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	(loss) income	deficit	equity

Balance as of December 31, 2021	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value	-	-	(5,942,740)	-	-	(5,942,740)
Unrealized holding gain on available-for-sales securities	-	-	-	79,998	-	79,998
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(41,586)	-	(41,586)
Net loss for the period	-	-	-		(289,923)	(289,923)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

	Three months ended June 30, 2022
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	(loss) income	deficit	equity

Balance as of March 31, 2022	1,727,000	$172	$5,320,059	$5,034	$(383,143)	$4,942,122

Accretion of carrying value to redemption value	-	-	(3,098,092)	-	-	(3,098,092)
Unrealized holding gain on available-for-sales securities				74,501		74,501
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(40,799)	-	(40,799)
Net loss for the period	-	-	-		(65,554)	(65,554)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	(deficit) equity

Balance as of December 31, 2020	1,250,000	$125	$24,875	$(18,254)	$6,746

Share issued	187,500	18	(18)	-	-

Net loss for the period	-	-	-	(36,659)	(36,659)

Balance as of June 30, 2021	1,437,500	$143	$24,857	$(54,913)	$(29,913)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	(deficit) equity

Balance as of March 31, 2021	1,437,500	$143	$24,857	$(44,184)	$(19,814)

Net loss for the period	-	-	-	(10,729)	(10,729)

Balance as of June 30, 2021	1,437,500	$143	$24,857	$(54,913)	$(29,913)

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(289,923)	(36,659)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned and realized gains recognized in investments held on trust account	(44,088)	-

Change in operating assets and liabilities
Decrease in prepayment	2,722	-
Increase (decrease) in accrued expenses	(9,303)	9,928
Net cash used in operating activities	(340,592)	(26,731)

Cash flows from financing activities
Advance from (payments to) a related party	59,550	(48,302)
Proceed from promissory note	-	500,000
Repayment of promissory note	-	(400,000)
Payments of offering costs	-	(48,165)
Net cash provided by financing activities	59,550	3,533

NET CHANGE IN CASH	(281,042)	(23,198)

Cash, beginning of period	779,868	25,048

Cash, end of period	$498,826	1,850

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

As of June 30, 2022, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Liquidity

For the six months ended June 30, 2022, the Company incurred net loss of $289,923 and had negative cash generated from operating activities of $340,592. As of June 30, 2022, the Company had cash of $498,826 and working capital of $404,233. Management believes its cash is sufficient to support the Company’s operation for the next 12-month period from the date the accompanying unaudited condensed financial statements are issued.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period as presented are not necessarily indicative of the results that may be expected for the full fiscal year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 3, 2022 and as amended on June 28, 2022.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, the investments held in the Trust Account are held in US Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed statements of comprehensive loss.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of comprehensive loss.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the six months ended June 30, 2022 and 2021, the Company recorded $5,942,740 and $0 accretion of carrying value to redemption value, respectively.

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

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the six months ended June 30, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of comprehensive loss is based on the following:

	For the Three Months ended
	June 30, 2022	June 30, 2021
Net loss	$(65,554)	$(10,729)
Accretion of carrying value to redemption value	(3,098,092)	-
Net loss including accretion of carrying value to redemption value	$(3,163,646)	$(10,729)

	For the Six Months ended
	June 30, 2022	June 30, 2021
Net loss	$(289,923)	$(36,659)
Accretion of carrying value to redemption value	(5,942,740)	-
Net loss including accretion of carrying value to redemption value	$(6,232,663)	$(36,659)

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,432,923)	$(730,723)	$-	$(10,729)
Accretion of carrying value to redemption value	3,098,092	-	-	-
Allocation of net income (loss)	$665,169	$(730,723)	$-	$(10,729)
Denominators:
Weighted-average shares outstanding	5,750,000	1,727,000	-	1,437,500
Basic and diluted net income (loss) per share	$0.12	$(0.42)	$-	$(0.01)

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,793,074)	$(1,439,589)	$-	$(36,659)
Accretion of carrying value to redemption value	5,942,740	-	-	-
Allocation of net income (loss)	$1,149,666	$(1,439,589)	$-	$(36,659)
Denominators:
Weighted-average shares outstanding	5,750,000	1,727,000	-	1,403,315
Basic and diluted net income (loss) per share	$0.20	$(0.83)	$-	$(0.03)

●	Related parties

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

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and the fair value is based on Level 1 inputs.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,158,783 in United States Treasury Bills. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,283 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 and December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain and fair value of available-for-sale marketable securities on June 30, 2022 and December 31, 2021 is as follows:

	Cost as of June 30, 2022	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,120,047	$38,736	$58,158,783

	Cost as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,959	$324	$58,076,283

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Advances from a Related Party

As of June 30, 2022 and December 31, 2021, the Company had a temporary advance of $90,000 and $30,450 from a related party for the payment of costs related to the Initial Public Offering and administrative expense. The balance is unsecured, interest-free and has no fixed terms of repayment.

Promissory note from a Related Party

In February 2021, the Company issued an unsecured promissory note of $500,000 (the “Promissory Note) to a related party, HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”), which was a majority owner of the Company. The promissory note is unsecured, interest-free and repayable on February 16, 2022. The Company has repaid $400,000 and $100,000 to HHG Fund on April 20, 2021 and September 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the principal amount due and owing under the Promissory Note was $0 and $0, respectively.

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

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Registration Rights

T The holders of the insider shares, the Private Units (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on September 20, 2021. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 2, 2022 the Company issued the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through June 30, 2022, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $65,554 and $289,923, respectively, which was comprised of dividend income and realized gain and general and administrative expenses.

For the three and six months ended June 30, 2021, we had a net loss of $10,729 and $36,659, respectively, which was comprised of interest and sundry income and general and administrative expenses.

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

As of June 30, 2022, we had cash of $498,826 in our operating bank account for our working capital needs. Until the consummation of the IPO, our only source of liquidity was an initial purchase of $25,000 for the insider shares by the initial stockholders and the loan pursuant to an unsecured promissory note from HHG Investment Fund SPC – HHG Capital Fund SP of $500,000. As of June 30, 2022 no amounts remained outstanding on the promissory note.

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

In order to finance transactions costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete an initial business combination, we would repay the Working Capital Loans. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of comprehensive loss.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the six months ended June 30, 2022, the Company had recorded $5,942,740 accretion of carrying value to redemption value.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HHG CAPITAL CORPORATION

Date: August 2, 2022	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

