Form 10-Q
period 2022-09-30
HHG Capital Corp
filed 2022-11-14
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 5,083,406 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
		(Audited)

ASSETS
Cash	$457,322	$779,868
Prepayment	5,995	4,084
Total current assets	463,317	783,952

Non-current assets:
Investments held in Trust Account	34,168,237	58,076,283

TOTAL ASSETS	$34,631,554	$58,860,235

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$11,425	$15,258
Amounts due to a related party	120,000	30,450
Total current liabilities	131,425	45,708

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,746,425	1,660,708

Commitments and contingencies		-
Ordinary shares subject to possible redemption, 3,356,406 and 5,750,000 shares issued and outstanding at redemption value at September 30, 2022 and December 31, 2021	34,168,237	49,193,098

Shareholders’ (deficit) equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	172	172
Additional paid-in capital	-	8,164,707
Accumulated other comprehensive income	-	324
Accumulated deficit	(1,283,280)	(158,774)

Total shareholders’ (deficit) equity	(1,283,108)	8,006,429

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$34,631,554	$58,860,235

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$(63,263)	$(32,814)	$(397,280)	$(69,717)

Other income:
Dividend income and realized gain	262,281	-	306,369	-
Interest income	2	-	8	76
Sundry income	-	-	-	168

Total other income	262,283	-	306,377	244

NET INCOME (LOSS)	$199,020	$(32,814)	$(90,903)	$(69,473)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	143,880	56	223,878	56
Reclassification of realized gain on available-for-sale securities, net to net income	(182,616)	-	(224,202)	-

COMPREHENSIVE INCOME (LOSS)	$160,284	$(32,758)	$(91,227)	$(69,417)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,515,844	500,000	5,671,090	168,498
Basic and diluted net income per ordinary shares subject to possible redemption	$0.17	$0.29	$0.37	$1.03

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,462,674	1,727,000	1,424,006
Basic and diluted net loss per non-redeemable ordinary share	$(0.42)	$(0.12)	$(1.26)	$(0.17)

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Nine months ended September 30, 2022
				Accumulated		Total
	Ordinary shares		Additional	other		shareholders’
	No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	capital	(loss) income	deficit	(deficit)

Balance as of December 31, 2021	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value	-	-	(8,164,707)	-	(1,033,603)	(9,198,310)
Unrealized holding gain on available-for-sales securities	-	-	-	223,878	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(224,202)	-	(224,202)
Net loss for the period	-	-	-	-	(90,903)	(90,903)

Balance as of September 30, 2022	1,727,000	$172	$-	$-	$(1,283,280)	$(1,283,108)

	Three months ended September 30, 2022
				Accumulated		Total
	Ordinary shares		Additional	other		shareholders’
	No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	capital	(loss) income	deficit	(deficit)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

Accretion of carrying value to redemption value	-	-	(2,221,967)	-	(1,033,603)	(3,255,570)
Unrealized holding gain on available-for-sales securities				143,880		143,880
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(182,616)	-	(182,616)
Net income for the period	-	-	-	-	199,020	199,020

Balance as of September 30, 2022	1,727,000	$172	$-	$-	$(1,283,280)	$(1,283,108)

	Nine months ended September 30, 2021
				Accumulated
	Ordinary shares		Additional	other		Total
	No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	capital	income	deficit	equity

Balance as of December 31, 2020	1,250,000	$125	$24,875	$-	$(18,254)	$6,746

Founder shares issued	187,500	18	(18)	-	-	-
Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative share	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(202,448)	-	-	(202,448)
Unrealized holding gain on available-for-sales securities	-	-	-	56	-	56
Net loss for the period	-	-	-	-	(69,473)	(69,473)

Balance as of September 30, 2021	1,727,000	$172	$10,909,593	$56	$(87,727)	$10,822,094

	Three months ended September 30, 2021
				Accumulated		Total
	Ordinary shares		Additional	other		shareholders’
	No. of		paid-in	comprehensive	Accumulated	equity
	shares	Amount	capital	(loss) income	deficit	(deficit)

Balance as of June 30, 2021	1,437,500	$143	$24,857	$-	$(54,913)	$(29,913)

Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative share	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(202,448)	-	-	(202,448)
Unrealized holding gain on available-for-sales securities	-	-	-	56	-	56
Net loss for the period	-	-	-	-	(32,814)	(32,814)

Balance as of September 30, 2021	1,727,000	$172	$10,909,593	$56	$(87,727)	$10,822,094

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(90,903)	(69,473)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned and realized gains recognized in investments held on trust account	(306,369)	-

Changes in operating assets and liabilities
Increase in prepayment	(1,911)	(5,445)
Increase (decrease) in accrued expenses	(3,833)	24,572
Net cash used in operating activities	(403,016)	(50,346)

Cash flows from investing activities
Proceeds deposited in Trust Account	(9,080)	(58,075,000)

Net cash used in investing activities	(9,080)	(58,075,000)

Cash flows from financing activities
Proceeds from public offering	-	57,500,000
Proceeds from private placements to a related party	-	2,550,000
Advance from (payments to) a related party	89,550	(47,852)
Proceed from promissory note	-	500,000
Repayment of promissory note	-	(500,000)
Payments of offering costs	-	(1,072,023)
Net cash provided by financing activities	89,550	58,930,125

NET CHANGE IN CASH	(322,546)	804,779

Cash, beginning of period	779,868	25,048

Cash, end of period	$457,322	829,827

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accretion of carrying value to redemption value	$(9,198,310)	$(202,448)
Cash payout to shareholders directly released from trust account due to share redemption	$24,223,171	$-

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

As of September 30, 2022, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and the closing of the private placement, $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the Combination Period as described below. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including interest generated in the Trust Account, in an aggregate amount of $24,223,171.

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their insider shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides dissenting public shareholders with the opportunity to convert their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to convert any insider shares and Private Units (including underlying securities) (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the insider shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have until 12 months (or up to 24 months if the Company extends the period of time to consummate a business combination, as described in more detail below) from the closing of the Initial Public Offering to complete its Business Combination (the “Combination Period”).

On August 17, 2022, The Company has reached an agreement (the “Waiver Agreement”) with the Sponsor, who is our largest public shareholder, and with certain other holders of Public Shares (the “Anchor Shareholders”) and who, as of August 17, 2022, together own 3,084,000 Public Shares, which represent 53.63% of all outstanding Ordinary Shares that are owned by our public shareholders. Pursuant to the Waiver Agreement, the Anchor Shareholders have agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date hereof. As a result, each monthly Extension Payment (of $88,867 if there are no redemptions) that is paid into the trust account would be segregated so that only the Company’s public shareholders who have not redeemed their Shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the trust account) upon redemption or upon the liquidation of the Company as provided in our amended charter after giving effect to the Charter Amendment (as described below). The Waiver Agreement also provides that the Anchor Shareholders will agree not to sell or otherwise transfer any of their Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Shares or in the event that the Company is forced to dissolve or liquidate. The terms of the Waiver Agreement, when taken together with the Charter Amendment and the Trust Amendment, would place all of our shareholders (other than the Anchor Shareholders) in the same financial position that they would have been if each monthly extension payment was equal to one-third of the payment for each three-month extension provided for under our current charter.

On September 19, 2022, the shareholders of the Company approved an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 24, 2022 up to September 24, 2023. Additionally, the Charter Amendment also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account.

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 24, 2022, up to September 24, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders.

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10 as initially deposited in the Trust Account.

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

Liquidity and going concern

For the nine months ended September 30, 2022, the Company incurred net loss of $90,903 and had negative cash generated from operating activities of $403,016. As of September 30, 2022, the Company had cash of $457,322 and working capital of $331,892. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2022.

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

● Cash

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and the Company’s investments held in trust account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

● Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the investments held in the Trust Account are held in US Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the unaudited condensed statements of comprehensive loss.

● Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the nine months ended September 30, 2022 and 2021, the Company recorded $9,198,310 and $202,448 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the nine months ended September 30, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of comprehensive loss is based on the following:

	For the Three Months ended
	September 30, 2022	September 30, 2021
Net income (loss)	$199,020	$(32,814)
Accretion of carrying value to redemption value	(3,255,570)	(202,448)
Net loss including accretion of carrying value to redemption value	$(3,056,550)	$(235,262)

	For the Nine Months ended
	September 30, 2022	September 30, 2021
Net loss	$(90,903)	$(69,473)
Accretion of carrying value to redemption value	(9,198,310)	(202,448)
Net loss including accretion of carrying value to redemption value	$(9,289,213)	$(271,921)

	For the Three Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,327,739)	$(728,811)	$(59,934)	$(175,328)
Accretion of carrying value to redemption value	3,255,570	-	202,448	-
Allocation of net income (loss)	$927,831	$(728,811)	$142,154	$(175,328)
Denominators:
Weighted-average shares outstanding	5,515,844	1,727,000	500,000	1,462,674
Basic and diluted net income (loss) per share	$0.17	$(0.42)	$0.29	$(0.12)

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(7,120,752)	$(2,168,461)	$(28,771)	$(243,150)
Accretion of carrying value to redemption value	9,198,310	-	202,448	-
Allocation of net income (loss)	$2,077,558	$(2,168,461)	$173,677	$(243,150)
Denominators:
Weighted-average shares outstanding	5,671,090	1,727,000	168,498	1,424,006
Basic and diluted net income (loss) per share	$0.37	$(1.26)	$1.03	$(0.17)

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

● Fair value of financial instrument

ASC Topic 820 “Fair Value Measurements” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and the fair value is based on Level 1 inputs.

● Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $34,168,237 in United States Treasury Bills. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,283 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 and December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain and fair value of available-for-sale marketable securities on September 30, 2022 and December 31, 2021 is as follows:

	Cost as of September 30, 2022	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022
Available-for-sale marketable securities:
U.S. Treasury Securities	$34,168,237	$-	$34,168,237

	Cost as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,959	$324	$58,076,283

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

Amount due to a Related Party

As of September 30, 2022 and December 31, 2021, the Company had a temporary advance of $120,000 and $30,450, respectively, from a related party for the payment of costs related to the Initial Public Offering and administrative expense. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $nil expenses, respectively, in connection with the execution of the administrative service agreement. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $nil expenses, respectively, in connection with the execution of the administrative service agreement. AS of September 30, 2022 and December 31, 2021, the Company had unpaid administrative service monthly fee of $120,000 and $30,000, respectively, which are recorded as amount due to a related party in the respective balance sheets.

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

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, 1,727,000 ordinary shares outstanding, excluding 3,356,406 and 5,750,000 ordinary shares subject to potential redemption, respectively.

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

The Company assessed the key terms applicable to the Public Warrants as well as the Private Warrants and classified the Public Warrants and Private Warrants as equity in accordance with ASC 480 and ASC 815.

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including interest generated in the Trust Account, in an aggregate amount of $24,223,171. Accordingly, at September 30, 2022 and December 31, 2021, 3,356,406 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31,2021
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,393,594)	-
Ordinary shares, subject to possible redemption	3,356,406	5,750,000

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited financial statement are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through November 14, 2022 the Company issued the unaudited condensed financial statements.

On October 24, 2022, the Directors of the Company approved another one month extension of the Combination Period. After this extension, the Company now has until November 24, 2022 to complete its initial business combination, if no further extension is made. In connection with the extension, the Company deposited additional $9,080 in the Trust Account, representing approximately $0.033 for each outstanding Public Shares as of October 24, 2022, excluding any Public Shares hold by the Anchor Shareholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through September 30, 2022, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of $199,020 and a net loss of $90,903, respectively, which was comprised of dividend income and realized gain and general and administrative expenses.

For the three and nine months ended September 30, 2021, we had a net loss of $32,814 and $69,473, respectively, which was comprised of interest and sundry income and general and administrative expenses.

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

As of September 30, 2022, we had cash of $457,322 in our operating bank account for our working capital needs. Until the consummation of the IPO, our only source of liquidity was an initial purchase of $25,000 for the insider shares by the initial stockholders borrowings from related party which was fully repaid upon the consummation of the IPO.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had initially until September 24, 2022 to consummate a Business Combination. The Company may elect, following the Trust Amendment, to extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month (or up to 24 months total) subject to the Sponsor depositing into the Trust Account $0.033 per Public Shares then outstanding, except for Public Shares hold by the Anchor Shareholders for each one month extension. On September 21, 2022 and October 24, 2022, the Company deposited $9,080 and $9,080 to its Trust Account, respectively, and extended the September 24, 2022 deadline to November 24, 2022. If a Business Combination is not consummated by this date and an extension not requested, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2022.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 12-month period leading up to a Business Combination. For the nine months ended September 30, 2022, the Company had recorded $9,198,310 accretion of carrying value to redemption value.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Amendment to the investment management trust agreement, dated as of September 20, 2021, with American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).
3.1	Amended and restated memorandum and articles of association of HHG Capital Corporation, adopted by shareholders of the Company on September 19, 2022 and filed with the BVI Registry of Corporate Affairs on September 21, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2021).
10.1	Letter agreement with Golden Eagle Brokerage Limited dated August 18, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Date: November 14, 2022	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

