Form 10-K
period 2022-12-31
HHG Capital Corp
filed 2023-04-13
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

At June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $40,627,950.

As of April 13, 2023, the Registrant had 5,083,406  ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HHG CAPITAL CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from dividend on the trust account balance; or

●	financial performance following our initial public offering.

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

On September 23, 2021, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Hooy Kok Wai, of 255,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. The Private Units are identical to the Units sold in the IPO. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

A total of $58,075,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on September 23, 2021 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). None of the funds held in trust will be released from the trust account, other than dividend to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. On November 11, 2021, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Extensions of Time Period to Complete a Business Combination

On September 19, 2022, the shareholders of the Company approved the third amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination (the “Business Combination Period”) up to twelve (12) times for an additional one (1) month each time, from September 23, 2022 up to September 23, 2023. Additionally, the Charter Amendment also allowed the holders of the ordinary shares issued in the IPO (the “Public Shares”) to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account, amounting to $24,274,780. The Company has extended the Business Combination Period on September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023 and March 21, 2023, by depositing $0.0333 for each issued and outstanding Public Share that shareholders have not waived rights to receive any portion of any extension payment deposited by the Company in connection with its monthly extension starting from September 23, 2022 until April 23, 2023.

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

Conversion /Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our third amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

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

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our third amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination by April 23, 2023 (or up to September 23, 2023 if we choose to extend such period) from the consummation of the IPO, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our third amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. Alternatively or in the event that there is an unsuccessful effort to obtain shareholder approval for the proposed extensions, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional one month each time for a total of up to 24 months after the consummation of the IPO to complete a business combination). In this situation, public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our third amended and restated memorandum and articles of association and the amended trust agreement entered into between us and American Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one month extension $0.0333 for each issued and outstanding Public Share that shareholders have not waived rights to receive any portion of any extension payment deposited by the Company in connection with its extension starting from September 23, 2022, on or prior to the date of the applicable deadline. In the event the balance of the funds in the Company’s operating account, excluding Trust Account minimum requirement, falls below $100,000, the insiders will contribute to the Company as a loan for extension payment upon five (5) days’ advance notice prior to the applicable deadlines. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit made by the insiders that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any dividend earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $336 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Act will be treated as share premium which is distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

As a smaller reporting company we are not required to make disclosures under this Item. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (Registration No. 333-252885) filed in connection with our IPO.

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

Holders of Record

As of April 13, 2023, there were 5,083,406 of our ordinary shares issued and outstanding held by 164 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, a total of $34,344,102 was held in a trust account established for the benefit of the Company’s public shareholders, which included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements, $507,561 of subsequent dividend, $36,321 of business combination extension fee and offset by $24,274,780 of 2,393,594 Public Shares redemption

As of December 31, 2021, a total of $58,076,283 was held in a trust account established for the benefit of the Company’s public shareholders, which included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements, $960 of subsequent interest income and $324 of gross unrealized holding gain.

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

As of December 31, 2021, we paid approximately $226,411 for other costs and expenses related to our IPO, and a total of $805,000 in underwriting discounts and commissions, not including the deferred underwriting commissions which should equal to the greater of (x) $575,000 or (y) 4.5% (or 0.5% if such funds are introduced by our sponsor or management) of the cash remaining in the trust account plus 0.5% of the cash redeemed from the trust account upon the Company’s completion of the initial business combination, subject to a maximum amount of $1,615,000 payable at the consummation of business combination.

For additional information on the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 19, 2022, the shareholders of the Company approved the Charter Amendment, giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 23, 2022 up to September 23, 2023. Additionally, the Charter Amendment also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account (the “Redemption”). A total amount of $24,274,780 was paid to the redeemed shareholders in connection with the Redemption.

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

A resolution was passed on September 20, 2021 at the Company’s Annual General Meeting to amend the Company’s investment management trust agreement by and between the Company and the Trustee, to extend the date on which to commence liquidating the Trust Account established in connection with the Company’s IPO twelve (12) times for an additional one (1) month each time from September 23, 2022 to September 23, 2023 by depositing into the trust account $0.0155 for each Public Share that has not been redeemed (or an aggregate of $88,867 if there are no redemptions) (the “Extension Payment”) for each one-month extension in the event the Company has not consummated a business combination by the Extended Termination Date. The Company has extended the amount of available time to complete a business combination until April 23, 2023.

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

For the years ended December 31, 2022, we had a net loss of $46,734, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $507,209 and general and administrative expenses of $553,943.

For the years ended December 31, 2021, we had a net loss of $140,520, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $1,039, sundry income of $168 and general and administrative expenses of $141,727.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $328,869. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an   unsecured promissory note .

On September 19, 2022, the shareholders of the Company approved an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 23, 2022 up to September 23, 2023. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023 and March 21, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2023.

For the year ended December 31, 2022, the Company incurred net loss of $46,734 and had negative cash provided by operating activities of $534,228. As of December 31, 2022, the Company had cash of $328,869 with working capital deficit of $148,587. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred significant operating losses and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

 The underwriters were entitled to an underwriting fee of 3.2% of the gross proceeds from offering to the maximum of $1,615,000. A total of $805,000 was paid upon the closing of the Initial Public Offering. At the closing of any Business Combination, the Underwriters will receive a cash payment equal to the greater of: (i)$575,000 or (ii) a fee equal to 4.5% (or 0.5% with respect to investors in the Offering introduced to the Underwriters by the Company’s sponsor, or Company’s management, subject to a total maximum underwriting fee of $1,615,000.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policies:

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a business combination. On December 31, 2022 and 2021, the Company had recorded $9,425,784 and $2,947,334 accretion of carrying value to redemption value, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022 and 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

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

Dismissal of Independent Registered Public Accounting Firm

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of HHG Capital Corporation (the “Company”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 16, 2022. On September 16, 2022, the audit committee of the board of directors of the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ended December 31, 2022. The services previously provided by Friedman are now be provided by Marcum.

Friedman’s report on the Company’s financial statements for the year ended December 31, 2021 (the “Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Audit Report contained an uncertainty about the Company’s ability to continue as a going concern.

During the year ended December 31, 2021, and the subsequent interim period through September 16, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of Friedman’s engagement up to the date of termination which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures and requested that Friedman provide the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Friedman’s letter dated September 21, 2022 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on September 21, 2022.

Appointment of Independent Registered Public Accounting Firm

On September 16, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. During the fiscal years ended December 31, 2021 and 2020 and through the subsequent interim period on or prior to the appointment of Marcum, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Following the identification of the material weakness, we plan to continue to take remedial measures including but not limited to hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function. As of December 31, 2022, our board of directors has approved the adoption of the “Financial and Accounting Policy and Procedure Manual” which outlines the objective and procedures of the internal controls over financing closing and reporting processes.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness described above. For additional information, see “– Evaluation of Disclosure Controls and Procedures.”

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Chee Shiong (Keith) Kok	49	Director and Chief Executive Officer
Shuk Man (Lora) Chan	53	Chief Financial Officer
Kym Hau	41	Director
Siang Yong Chew	48	Independent Director
Weiyi Di	52	Independent Director
Tzu Fei (Philip) Ting	40	Independent Director

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

Siang Yong Chew. Mr. Chew has been our independent director since April 14, 2022. Mr. Chew graduated in Banking & Financial Management from Nanyang Polytechnic Singapore in 1996 with Robert Kuok Foundation Outstanding Student Award. Upon graduation, Mr. Chew served as an executive at Refco Singapore, a global commodity trading company. From Singapore, he then moved to Societe Generale in Hong Kong in 2009 as the Head of Institutional Sales. From 2012, he has served as the Director of China Merchants Securities International Co Ltd in Hong Kong. China Merchants Securities is a subsidiary of China Merchants Group, a China SOE (State Owned Enterprise). The group is involved in banking, logistics, and commodities trading. Mr. Chew oversees the Global Commodities Division within the China Merchants Securities. Mr. Chew is a savvy in commodities trading such as gold, silver, platinum, palladium, iron ore, petroleum products, and many other mineral resources.

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

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

The members of the Audit Committee are Siang Yong Chew, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Tzu Fei (Philip) Ting is the chairperson of the audit committee. The Board has determined that both Fei (Philip) Ting qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

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

The members of the Nominating Committee are Siang Yong Chew, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Siang Yong Chew is the chairperson of the Nominating Committee.

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

The members of the Compensation Committee are Siang Yong Chew, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Weiyi Di is the chairperson of the Compensation Committee.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of April 13, 2023. As of April 13, 2023, we had 5,083,406 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of April 13, 2023 and the rights are not convertible within 60 days of April 13, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Hooy Kok Wai	3,614,500	71.1%
Chee Shiong (Keith) Kok	160,000	3.15%
Shuk Man (Lora) Chan	80,000	1.57%
Kym Hau	5,000	*
Siang Yong Chew	0	*
Weiyi Di	5,000	*
Tzu Fei (Philip) Ting	5,000	*
All directors and executive officers as a group (7 individuals)	255,000	5.02%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o HHG Capital Corporation, 1 Commonwealth Lane, #03-20, Singapore, 149544.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In February 2021, we issued an unsecured promissory note of $500,000 (the “Promissory Note) to a related party, HHG Investment Fund SPC – HHG Capital Fund SP (“HHG Fund”), which was a majority owner of the Company. The promissory note is unsecured, interest-free and repayable on February 16, 2022. The Company has repaid $400,000 and $100,000 to HHG Fund on April 20, 2021 and September 30, 2021, respectively. As of December 31, 2022 and 2021, the principal amount due and owing under the Promissory Note was $0 and $0, respectively.

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

The Sponsor and the Chief Executive Officer have paid the expenses incurred by the Company in aggregate of $150,000 on a non-interest bearing basis as of December 31, 2022. As of December 31, 2022 and 2021, the Company owed an aggregate balance of $150,000 and $30,450 to our Sponsor and our Chief Executive Officer, respectively.

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

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our 2021 annual financial statements and review of our quarterly financial statements totaled approximately $20,000, and the aggregate fees billed by Marcum for professional services rendered for the audit of our 2022 annual financial statements and review of our quarterly financial statements totaled approximately $51,805. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman or Marcum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2022 and 2021, respectively.

Tax Fees. We did not pay Friedman or Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021, respectively.

All Other Fees. We did not pay Friedman or Marcum for other services for the years ended December 31, 2022 and 2021, respectively.

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

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 20, 2021, by and between the Registrant, EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 22, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 23, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.5	Warrant Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.6	Rights Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 3, 2022)

10.1	Letter Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.2	Letter Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.3	Investment Management Trust Account Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.4	Stock Escrow Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.5	Registration Rights Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.6	Subscription Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.7	Administrative Service Agreement, dated September 20, 2021, by and between the Company and Ms. Leung Po Yi. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.8	Form of Indemnification Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.9	Amendment to the investment management trust agreement, dated as of September 20, 2022, with American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 22, 2022)

10.10	Letter agreement (the “Letter Agreement”) with Golden Eagle Brokerage Limited dated August 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 24, 2022)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 16, 2021)

16.1	Letter from Friedman LLP regarding the change in the Registrant’s certifying accountant, dated September 21, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 21, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Dated: April 13, 2023	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chee Shiong (Keith) Kok	Chief Executive Officer	April 13, 2023
Chee Shiong (Keith) Kok	(Principal executive officer) and Director

/s/ Shuk Man (Lora) Chan	Chief Financial Officer	April 13, 2023
Shuk Man (Lora) Chan	(Principal financial and accounting officer) and Director

/s/ Kym Hau	Director	April 13, 2023
Kym Hau

/s/ Siang Yong Chew	Director	April 13, 2023
Siang Yong Chew

/s/ Weiyi Di	Director	April 13, 2023
Weiyi Di

/s/ Tzu Fei (Philip) Ting	Director	April 13, 2023
Tzu Fei (Philip) Ting

HHG CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HHG Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HHG Capital Corporation (the “Company”) as of December 31, 2022, the related statements of comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 , and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and needs to raise additional funds to meet its obligations and sustain its operation. Additionally, if a business combination is not consummated by April 23, 2023 (or by September 23, 2023 if such business combination period is further extended), there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA

April 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of HHG Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HHG Capital Corporation (the Company) as of December 31, 2021, and the related statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2020 through 2022.

New York, New York

March 3, 2022

HHG CAPITAL CORPORATION

BALANCE SHEETS

	As of December 31,
	2022	2021

ASSETS
Current assets
Cash	$328,869	$779,868
Prepayment	6,025	4,084
Total current assets	334,894	783,952

Non-current assets:
Investments held in Trust Account	34,344,102	58,076,283

TOTAL ASSETS	$34,678,996	$58,860,235

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrual and other payable	36,307	15,258
Amount due to a related party	150,000	30,450
Total current liabilities	186,307	45,708

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,801,307	1,660,708

Commitments and contingencies
Ordinary shares subject to possible redemption, 3,356,406 and 5,750,000 shares issued and outstanding at redemption value at December 31, 2022 and 2021, respectively	34,344,102	49,193,098

Shareholders’ (deficit) equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 and 1,727,000 shares issued and outstanding (excluding 3,356,406 and 5,750,000 shares subject to redemption) at December 31, 2022 and 2021, respectively	172	172
Additional paid-in capital	-	8,164,707
Other comprehensive income	-	324
Accumulated deficit	(1,466,585)	(158,774)

Total shareholders’ (deficit) equity	(1,466,413)	8,006,429

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$34,678,996	$58,860,235

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31, 2022	Year ended December 31, 2021

General and administrative expenses	$(553,943)	$(141,727)

Other income:
Dividend income earned in investments held in Trust Account	506,602	960
Interest income	607	79
Sundry income	-	168

Total other income	507,209	1,207

NET LOSS	$(46,734)	$(140,520)

Other comprehensive loss:
Unrealized gain on available-for-sale securities	223,878	324
Reclassification of realized gain on available-for-sale securities, net to net income	(224,202)	-

COMPREHENSIVE LOSS	$(47,058)	$(140,196)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,087,663	1,559,589
Basic and diluted net income per share	$0.46	$0.88

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,499,070
Basic and diluted net loss per non-redeemable ordinary share	$(1.39)	$(1.01)

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Year ended December 31, 2022
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	income	deficit	(deficit)

Balance as of December 31, 2021	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value	-	-	(8,164,707)	-	(1,261,077)	(9,425,784)
Unrealized holding gain on available-for-sales securities	-	-	-	223,878	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(224,202)	-	(224,202)
Net loss for the year	-	-	-	-	(46,734)	(46,734)

Balance as of December 31, 2022	1,727,000	$172	$-	$-	$(1,466,585)	$(1,466,413)

	Year ended December 31, 2021
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	capital	income	deficit	equity

Balance as of December 31, 2020	1,250,000	$125	$24,875	$-	$(18,254)	$6,746

Founder shares issued	187,500	18	(18)	-	-	-
Sale of units in initial public offering	5,750,000	575	54,782,402	-	-	54,782,977
Sale of units to the founder in private placement	255,000	26	2,549,974	-	-	2,550,000
Representative share	34,500	3	(3)	-	-	-
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(46,245,189)	-	-	(46,245,764)
Accretion of carrying value to redemption value	-	-	(2,947,334)	-	-	(2,947,334)
Unrealized holding gain on available-for-sales securities	-	-	-	324	-	324
Net loss for the year	-	-	-	-	(140,520)	(140,520)

Balance as of December 31, 2021	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

See accompanying notes to financial statements

HHG CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Year ended December 31, 2021

Cash flows from operating activities:
Net loss	$(46,734)	$(140,520)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in investments income held in Trust Account	(506,602)	(959)

Change in operating assets and liabilities
Increase in prepayment	(1,941)	(4,084)
Increase in accrual and other payable	21,049	15,258
Net cash used in operating activities	(534,228)	(130,305)

Cash flows from investing activities:
Withdraw of investments in Trust Account	24,274,780	-
Proceeds deposited in Trust Account	(36,321)	(58,075,000)
Net cash provided by/(used in) investing activities	24,238,459	(58,075,000)

Cash flows from financing activities:
Proceeds from public offering	-	57,500,000
Common stock redemption	(24,274,780)
Proceeds from private placements to a related party	-	2,550,000
Advance from (payments to) a related party	119,550	(17,852)
Proceed from promissory note	-	500,000
Repayment of promissory note	-	(500,000)
Payment of offering costs	-	(1,072,023)
Net cash provided by financing activities	(24,155,230)	58,960,125

NET CHANGE IN CASH	(450,999)	754,820

CASH, BEGINNING OF YEAR	779,868	25,048

CASH, END OF YEAR	$328,869	$779,868

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accretion of carrying value to redemption value	$(9,425,784)	$(2,947,334)

See accompanying notes to financial statements.

HHG CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and the closing of the private placement, $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the Combination Period as described below. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the dividend earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for the initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their ordinary shares obtained in the Initial Public Offering (“Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata dividend earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants and rights. The ordinary shares subject to redemption was initially recorded at its fair value at the date of issuance and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

On August 17, 2022, The Company has reached an agreement (the “Waiver Agreement”) with the Sponsor, who is its largest public shareholder, and with certain other holders of Public Shares (the “Anchor Shareholders”) and who, as of August 17, 2022, together own 3,084,000 Public Shares, which represent 53.63% of all outstanding Ordinary Shares that are owned by its public shareholders. Pursuant to the Waiver Agreement, the Anchor Shareholders have agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date hereof. As a result, each monthly Extension Payment (of $88,867 if there are no redemptions) that is paid into the trust account would be segregated so that only the Company’s public shareholders who have not redeemed their Shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of the Company as provided in its amended charter after giving effect to the Charter Amendment (as described below). The Waiver Agreement also provides that the Anchor Shareholders will agree not to sell or otherwise transfer any of their Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Shares in the event that the Company is forced to dissolve or liquidate. The terms of the Waiver Agreement, when taken together with the Charter Amendment and the Trust Amendment, would place all of its shareholders (other than the Anchor Shareholders) in the same financial position that they would have been if each monthly extension payment was equal to one-third of the payment for each three-month extension provided for under its previous charter.

On September 19, 2022, the shareholders of the Company approved an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 23, 2022 up to September 23, 2023. Additionally, the Charter Amendment also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account.

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023 and March 21, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2023 .

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including dividend earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10 as initially deposited in the Trust Account.

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

Liquidity and going concern

For the year ended December 31, 2022, the Company incurred net loss of $46,734 and had negative cash generated from operating activities of $534,228. As of December 31, 2022, the Company had cash of $328,869 and working capital of $148,587. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred significant operating losses and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

● Cash and cash equivalents

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Investments held in Trust Account

At December 31, 2022 and 2021, the investments held in the Trust Account are held in US Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of comprehensive loss.

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

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the years ended December 31, 2022 and 2021, the Company recorded $9,425,784 and $2,947,334 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the years ended December 31, 2022 and 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022 and 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of comprehensive loss is based on the following:

	For the Years ended
	December 31, 2022	December 31, 2021
Net loss	$(46,734)	$(140,520)
Accretion of carrying value to redemption value	(9,425,784)	(2,947,334)
Net loss including accretion of carrying value to redemption value	$(9,472,518)	$(3,087,854)

	For the Years Ended
	December 31, 2022		December 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(7,071,953)	$(2,400,565)	$(1,574,475)	$(1,513,379)
Accretion of carrying value to redemption value	9,425,784	-	2,947,334	-
Allocation of net income (loss)	$2,353,831	$(2,400,565)	$1,372,859	$(1,513,379)
Denominators:
Weighted-average shares outstanding	5,087,663	1,727,000	1,559,589	1,499,070
Basic and diluted net income (loss) per share	$0.46	$(1.39)	$0.88	$(1.01)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of December 31, 2022 and 2021 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$34,344,102	$34,344,102	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$58,076,283	$58,076,283	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheets.

● Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

NOTE 3 —INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $34,344,102 in United States Treasury Bills. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,283 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2022 and 2021 balance sheets. The carrying value, including gross unrealized holding gain and fair value of available-for-sale marketable securities on December 31, 2022 and 2021 is as follows:

	Cost as of December 31, 2022	Gross Unrealized Holding Gain	Fair Value as of December 31, 2022
Available-for-sale marketable securities:
U.S. Treasury Securities	$34,344,102	$-	$34,344,102

	Cost as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,959	$324	$58,076,283

	December 31,
	2022	2021
Balance brought forward	$58,076,283	$-
Gross proceeds from IPO	-	58,075,000
Plus:
Dividend income earned in Trust Account	506,602	959
Business combination extension fee	36,321	-
Gross unrealized holding gain	223,878	324
Reclassification of realized gain on available-for-sale securities, net to net income	(224,202)	-
Less:
Share redemption during the year	(24,274,780)	-

Balance carried forward	$34,344,102	$58,076,283

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

Advances from a Related Party

As of December 31, 2022 and 2021, the Company had a temporary advance of $150,000 and $30,450, respectively, from a related party for the payment of costs related to the Initial Public Offering and administrative expense. The balances are unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $30,000 expenses, respectively, in connection with the execution of the administrative service agreement. As of December 31, 2022 and 2021, the Company had unpaid administrative service monthly fee of $150,000 and $30,000, respectively, which are recorded as amount due to a related party in the respective balance sheets.

NOTE 7 – SHAREHOLDERS’ (DEFICIT) EQUITY

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. Accordingly, at December 31, 2022 and 2021, 3,356,406 and 5,750,000 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’(deficit) equity section of the Company’s balance sheets.

	For the Year Ended December 31,2022	For the Year Ended December 31,2021
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,393,594)	-
Ordinary shares, subject to possible redemption	3,356,406	5,750,000

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

Underwriting Agreement

 The underwriters were entitled to an underwriting fee of 3.2% of the gross proceeds from offering to the maximum of $1,615,000. A total of $805,000 was paid upon the closing of the Initial Public Offering. At the closing of any Business Combination, the Underwriters will receive a cash payment equal to the greater of: (i)$575,000 or (ii) a fee equal to 4.5% (or 0.5% with respect to investors in the Offering introduced to the Underwriters by the Company’s sponsor, or Company’s management, subject to a total maximum underwriting fee of $1,615,000.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this audited financial statement are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date was the Company issued the audited financial statements.

On January 20, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until February 23, 2023.

On February 21, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until March 23, 2023.

On March 21, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2023.

