Form 10-Q
period 2023-03-31
HHG Capital Corp
filed 2023-05-15
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 5,083,406 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
		(Audited)

ASSETS
Current assets:
Cash	$193,927	$328,869
Prepayment	60,853	6,025
Total current assets	254,780	334,894

Non-current assets:
Investments held in Trust Account	34,714,871	34,344,102

TOTAL ASSETS	$34,969,651	$34,678,996

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrual and other payable	$32,671	$36,307
Amount due to a related party	180,000	150,000
Total current liabilities	212,671	186,307

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,827,671	1,801,307

Commitments and contingencies		-
Ordinary shares subject to possible redemption: 3,356,406 shares issued and outstanding at redemption value at March 31, 2023 and December 31, 2022	34,714,871	34,344,102

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption) at March 31, 2023 and December 31, 2022, respectively	172	172
Accumulated deficit	(1,573,063)	(1,466,585)

Total shareholders’ deficit	(1,572,891)	(1,466,413)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$34,969,651	$34,678,996

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

General and administrative expenses	$(82,045)	$(225,183)

Other income:
Dividend income earned in investments held in Trust Account	343,529	811
Interest income	2,807	3

Total other income	346,336	814

NET INCOME (LOSS)	$264,291	$(224,369)

Other comprehensive income
Unrealized gain on available-for-sale securities	-	5,497
Reclassification of realized gain on available-for-sale securities, net to net income	-	(787)

COMPREHENSIVE INCOME (LOSS)	$264,291	$(219,659)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,356,406	5,750,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$0.08

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,727,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.41)

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Three Months Ended March 31, 2023
				Accumulated
	Ordinary shares		Additional	other		Total
	No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2023	1,727,000	$172	$-	$-	$(1,466,585)	(1,466,413)

Accretion of carrying value to redemption value	-	-	-	-	(370,769)	(370,769)
Net income for the period	-	-	-	-	264,291	264,291

Balance as of March 31, 2023	1,727,000	$172	$-	$-	$(1,573,063)	(1,572,891)

	Three Months Ended March 31, 2022
				Accumulated
	Ordinary shares		Additional	other		Total
	No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	capital	income	deficit	equity

Balance as of January 1, 2022	1,727,000	$172	$8,164,707	$324	$(158,774)	8,006,429

Accretion of carrying value to redemption value	-	-	(2,844,648)	-	-	(2,844,648)
Other comprehensive income	-	-	-	4,710	-	4,710
Net loss for the period	-	-	-	-	(224,369)	(224,369)

Balance as of March 31, 2022	1,727,000	$172	$5,320,059	$5,034	$(383,143)	4,942,122

See accompanying notes to unaudited condensed financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income (loss)	$264,291	(224,369)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(343,529)	(811)

Change in operating assets and liabilities
Increase (decrease) in prepayment	(54,828)	1,361
Decrease in accrual and other payable	(3,636)	(9,308)
Net cash used in operating activities	(137,702)	(233,127)

Cash flows from investing activities
Proceeds deposited in Trust Account	(27,240)	-

Net cash used in investing activities	(27,240)	-

Cash flows from financing activities
Advance from a related party	30,000	30,000
Net cash provided by financing activities	30,000	30,000

NET CHANGE IN CASH	(134,942)	(203,127)

Cash, beginning of period	328,869	779,868

Cash, end of period	$193,927	576,741

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accretion of carrying value to redemption value	$370,769	$2,844,648

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

As of March 31, 2023, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

On August 17, 2022, the Company has reached an agreement (the “Waiver Agreement”) with the Sponsor, who is its largest public shareholder, and with certain other holders of Public Shares (the “Anchor Shareholders”) who, as of August 17, 2022, together own 3,084,000 Public Shares, which represent 53.63% of all outstanding Ordinary Shares that are owned by its public shareholders. Pursuant to the Waiver Agreement, the Anchor Shareholders have agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date thereof. As a result, each monthly Extension Payment (of $88,867 if there are no redemptions) that is paid into the Trust Account would be segregated so that only the Company’s public shareholders who have not redeemed their Shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of the Company as provided in its amended charter after giving effect to the Charter Amendment (as described below). The Waiver Agreement also provides that the Anchor Shareholders will agree not to sell or otherwise transfer any of their Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Shares in the event that the Company is forced to dissolve or liquidate. The terms of the Waiver Agreement, when taken together with the Charter Amendment and the Trust Amendment, would place all of its shareholders (other than the Anchor Shareholders) in the same financial position that they would have been if each monthly extension payment was equal to one-third of the payment for each three-month extension provided for under its previous charter.

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023 and April 21, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until May 23, 2023.

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

Liquidity and going concern

For the three months ended March 31, 2023, the Company generated net income of $264,291 but had cash used in operating activities of $137,702. As of March 31, 2023, the Company had cash of $193,927 and working capital deficit of $42,109. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 13, 2023.

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

● Cash and cash equivalents

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Investments held in Trust Account

At March 31, 2023 and December 31, 2022, the investments held in the Trust Account are held in US Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income, net in the statements of comprehensive income (loss).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of comprehensive income (loss).

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the three months ended March 31, 2023 and 2022, the Company recorded $370,769 and $2,844,648 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the three months ended March 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023 and December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of comprehensive loss is based on the following:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$264,291	$(224,369)
Accretion of carrying value to redemption value	(370,769)	(2,844,648
Net loss including accretion of carrying value to redemption value	$(106,478)	$(3,069,017)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(70,304)	$(36,174)	$(2,360,161)	$(708,866)
Accretion of carrying value to redemption value	370,769	-	2,844,648	-
Allocation of net income (loss)	$300,465	$(36,174)	$484,497	$(708,866)
Denominators:
Weighted-average shares outstanding	3,356,406	1,727,000	5,750,000	1,727,000
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$0.08	$(0.41)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$34,714,871	$34,714,871	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$34,344,102	$34,344,102	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheets.

● Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2023, investment securities in the Company’s Trust Account consisted of $34,714,871 in United States Treasury Bills. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $34,344,102 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2023 and December 31, 2022 condensed balance sheets. No unrealized holding gain and fair value of available-for-sale marketable securities on March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Balance brought forward	$34,344,102	$58,076,283
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	343,529	506,602
Business combination extension fee	27,240	36,321
Gross unrealized holding gain	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(224,202)
Less:
Share redemption during the year	-	(24,274,780)

Balance carried forward	$34,714,871	$34,344,102

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

Amounts Due to Related Party

As of March 31, 2023 and December 31, 2022, the Company had a temporary advance of $180,000 and $150,000, respectively, from a related party for the payment of costs related to the administrative expense. The balances are unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 expenses, respectively, in connection with the execution of the administrative service agreement. As of March 31, 2023 and December 31, 2022, the Company had unpaid administrative service monthly fee of $180,000 and $150,000, respectively, which are recorded as amounts due to a related party in the respective condensed balance sheets.

NOTE 7 – SHAREHOLDER’S DEFICIT

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. Accordingly, at March 31, 2023 and December 31, 2022, 3,356,406 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

	March 31, 2023	December 31,2022
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,393,594)	(2,393,594)
Ordinary shares, subject to possible redemption	3,356,406	3,356,406

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed financial statement are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date was the Company issued the unaudited condensed financial statements.

On April 21, 2023, the Company deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until May 23, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through March 31, 2023, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of dividend income earned in investments held in the Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $264,291, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $346,336, offset by general and administrative expenses $82,045.

For the three months ended March 31, 2022, we had a net loss of $224,369, which was comprised of general and administrative expenses of $225,183, offset by interest income from our cash in bank and dividend income earned in investments held in Trust Account of $814.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $193,927. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an unsecured promissory note .

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023 and April 21, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until May 23, 2023.

For the three months ended March 31, 2023, the Company generated net income of $264,291 but had cash used in operating activities of $137,702. As of March 31, 2023, the Company had cash of $193,927 with working capital deficit of $42,109. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred significant operating losses and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of comprehensive income (loss).

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the three months ended March 31, 2023 and 2022, the Company recorded $370,769 and $2,844,648 accretion of carrying value to redemption value, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on September 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Registration Rights

The holders of our insider shares issued and outstanding prior to our initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into concurrently without an initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HHG CAPITAL CORPORATION

Date: May 15, 2023	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

