Form 10-Q
period 2023-06-30
HHG Capital Corp
filed 2023-08-11
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 5,083,406 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash	$39,384	$328,869
Prepayment	39,305	6,025
Total current assets	78,689	334,894

Non-current assets:
Investments held in Trust Account	35,143,815	34,344,102

TOTAL ASSETS	$35,222,504	$34,678,996

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrual and other payable	$57,536	$36,307
Amount due to a related party	210,000	150,000
Total current liabilities	267,536	186,307

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,882,536	1,801,307

Commitments and contingencies
Ordinary shares subject to possible redemption: 3,356,406 shares issued and outstanding at redemption value at June 30, 2023 and December 31, 2022	35,143,815	34,344,102

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption) at June 30, 2023 and December 31, 2022, respectively	172	172
Accumulated deficit	(1,804,019)	(1,466,585)

Total shareholders’ deficit	(1,803,847)	(1,466,413)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$35,222,504	$34,678,996

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$(204,379)	$(108,834)	$(286,424)	$(334,017)

Other income:
Dividend income earned in investments held in Trust Account	401,703	43,277	745,232	44,088
Interest income	664	3	3,471	6

Total other income	402,367	43,280	748,703	44,094

NET INCOME (LOSS)	$197,988	$(65,554)	$462,279	$(289,923)

Other comprehensive income:
Unrealized gain on available-for-sale securities	-	74,501	-	79,998
Reclassification of realized gain on available-for-sale securities, net to net income	-	(40,799)	-	(41,586)

COMPREHENSIVE INCOME (LOSS)	$197,988	$(31,852)	$462,279	$(251,511)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,356,406	5,750,000	3,356,406	5,750,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.08	$0.12	$0.17	$0.20

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,727,000	1,727,000	1,727,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.05)	$(0.42)	$(0.07)	$(0.83)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Six Months Ended June 30, 2023
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023	1,727,000	$172	$-	$-	$(1,466,585)	$(1,466,413)

Accretion of carrying value to redemption value	-	-	-	-	(799,713)	(799,713)
Net income for the period	-	-	-	-	462,279	462,279

Balance as of June 30, 2023	1,727,000	$172	$-	$-	$(1,804,019)	$(1,803,847)

	Six Months Ended June 30, 2022
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ equity

Balance as of January 1, 2022	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value	-	-	(5,942,740)	-	-	(5,942,740)
Unrealized holding gain on available-for-sales securities	-	-	-	79,998	-	79,998
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(41,586)	-	(41,586)
Net loss for the period	-	-	-	-	(289,923)	(289,923)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

	Three Months Ended June 30, 2023
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ deficit

Balance as of April 1, 2023	1,727,000	$172	$-	$-	$(1,573,063)	$(1,572,891)

Accretion of carrying value to redemption value	-	-	-	-	(428,944)	(428,944)
Net income for the period	-	-	-	-	197,988	197,988

Balance as of June 30, 2023	1,727,000	$172	$-	$-	$(1,804,019)	$(1,803,847)

	Three Months Ended June 30, 2022
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ equity

Balance as of April 1, 2022	1,727,000	$172	$5,320,059	$5,034	$(383,143)	$4,942,122

Accretion of carrying value to redemption value	-	-	(3,098,092)	-	-	(3,098,092)
Unrealized holding gain on available-for-sales securities	-	-	-	74,501	-	74,501
Reclassification of realized gain on available-for-sale securities, net to net income				(40,799)		(40,799)
Net loss for the period	-	-	-	-	(65,554)	(65,554)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income (loss)	$462,279	(289,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(745,232)	(44,088)

Change in operating assets and liabilities
Decrease (increase) in prepayment	(33,280)	2,722
Increase (decrease) in accrual and other payable	21,229	(9,303)
Net cash used in operating activities	(295,004)	(340,592)

Cash flows from investing activities
Proceeds deposited in Trust Account	(54,481)	-

Net cash used in investing activities	(54,481)	-

Cash flows from financing activities
Advance from a related party	60,000	59,550
Net cash provided by financing activities	60,000	59,550

NET CHANGE IN CASH	(289,485)	(281,042)

Cash, beginning of period	328,869	779,868

Cash, end of period	$39,384	498,826

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$799,713	$5,942,740

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2023, the Company has signed non-binding letter of intent with Perfect Hexagon Group Limited (“Investor”). The Company will acquire 100% of the outstanding equity and equity equivalents of the Investor, in exchange for $640,000,000 (“transaction consideration”).

Perfect Hexagon Holdings Limited (“PubCo”) is a company incorporated on April 20, 2023, under the laws of the British Virgin Islands for the purpose of effecting the business combination. PubCo is wholly owned by the Company.

Perfect Acquisitions Limited (“Merger Sub”) is a company incorporated on April 24, 2023, under the laws of the British Virgin Islands for the purpose of effecting the business combination. Merger Sub is wholly owned by PubCo.

As of June 30, 2023, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023.

On August 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with PubCo, Merger Sub, and Investor. Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct wholly owned subsidiary of PubCo (collectively, the “Merger” or the “Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of the Investor is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the PubCo at a deemed price of $10.00 per share. The parties have agreed that the closing of the Business Combination shall occur no later than December 31, 2023 (the “Outside Date”). The Outside Date may be extended upon the written agreement of the parties.

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

Liquidity and going concern

For the six months ended June 30, 2023, the Company generated net income of $462,279 but had cash used in operating activities of $295,004. As of June 30, 2023, the Company had cash of $39,384 and working capital deficit of $188,847. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the unaudited condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 13, 2023.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Perfect Hexagon Holdings Limited (“PubCo”)	A British Virgin Islands company Incorporated on April 20, 2023	100% Owned by the Company
Perfect Acquisitions Limited (“Merger Sub”)	A British Virgin Islands company Incorporated on April 27, 2023	100% Owned by PubCO

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Investments held in Trust Account

At June 30, 2023 and December 31, 2022, the investments held in the Trust Account are held in US Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of comprehensive income (loss).

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the six months ended June 30, 2023 and 2022, the Company recorded $799,713 and $5,942,740 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company and subsidiaries’ management determined that the British Virgin Islands is the Company and subsidiaries’ major tax jurisdiction. The Company and subsidiaries recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company and subsidiaries are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company and subsidiaries may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company and subsidiaries’ management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company and subsidiaries’ tax provision is zero for the six months ended June 30, 2023 and 2022.

The Company and subsidiaries are considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended June 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statement of comprehensive income (loss) is based on the following:

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$197,988	$(65,554)
Accretion of carrying value to redemption value	(428,944)	(3,098,092)
Net loss including accretion of carrying value to redemption value	$(230,956)	$(3,163,646)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$462,279	$(289,923)
Accretion of carrying value to redemption value	(799,713)	(5,942,740)
Net loss including accretion of carrying value to redemption value	$(337,434)	$(6,232,663)

	For the Three Months Ended
	June 30, 2023		June 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(152,494)	$(78,462)	$(2,432,923)	$(730,723)
Accretion of carrying value to redemption value	428,944	-	3,098,092	-
Allocation of net income (loss)	$276,450	$(78,462)	$665,169	$(730,723)
Denominators:
Weighted-average shares outstanding	3,356,406	1,727,000	5,750,000	1,727,000
Basic and diluted net income (loss) per share	$0.08	$(0.05)	$0.12	$(0.42)

	For the Six Months Ended
	June 30, 2023		June 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(222,797)	$(114,637)	$(4,793,074)	$(1,439,589)
Accretion of carrying value to redemption value	799,713	-	5,942,740	-
Allocation of net income (loss)	$576,916	$(114,637)	$1,149,666	$(1,439,589)
Denominators:
Weighted-average shares outstanding	3,356,406	1,727,000	5,750,000	1,727,000
Basic and diluted net income (loss) per share	$0.17	$(0.07)	$0.20	$(0.83)

●	Related parties

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$35,143,815	$35,143,815	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$34,344,102	$34,344,102	$-	$-

*	included in investments held in Trust Account on the Company’s unaudited condensed consolidated balance sheets.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2023, investment securities in the Company’s Trust Account consisted of $35,143,815 in United States Treasury Bills. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $34,344,102 in United States Treasury Bills. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2023 and December 31, 2022 unaudited condensed consolidated balance sheets. No unrealized holding gain and fair value of available-for-sale marketable securities on June 30, 2023 and December 31, 2022.

	For the Six Month Ended June 30, 2023	For the Year Ended December 31, 2022
Balance brought forward	$34,344,102	$58,076,283
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	745,232	506,602
Business combination extension fee	54,481	36,321
Gross unrealized holding gain	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(224,202)
Less:
Share redemption during the year	-	(24,274,780)

Balance carried forward	$35,143,815	$34,344,102

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

Amounts Due to Related Party

As of June 30, 2023 and December 31, 2022, the Company had a temporary advance of $210,000 and $150,000, respectively, from a related party for the payment of costs related to the administrative expense. The balances are unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the six months ended June 30, 2023 and 2022, the Company incurred $60,000 and $60,000 expenses, respectively, in connection with the execution of the administrative service agreement. As of June 30, 2023 and December 31, 2022, the Company had unpaid administrative service monthly fee of $210,000 and $150,000, respectively, which are recorded as amounts due to a related party in the respective unaudited condensed consolidated balance sheets.

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. On September 21, 2022, upon the Company’s shareholders approval of the Charted Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. Accordingly, at June 30, 2023 and December 31, 2022, 3,356,406 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

	June 30, 2023	December 31,2022
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,393,594)	(2,393,594)
Ordinary shares, subject to possible redemption	3,356,406	3,356,406

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company. There has not been a significant impact as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty. Additionally, If the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s future financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statement are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date was the Company issued the unaudited condensed consolidated financial statements.

On July 23, 2023, the Company deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023.

On August 2, 2022, the Company entered into the Merger Agreement with PubCo, Merger Sub, and Investor. Business Combination details refer to Note 1.

On August 8, 2023, the Company issued an unsecured promissory note of $80,000 (the “Promissory Note”) to Mr. Chee Shiong (Keith) Kok who is the Company’s director and chief executive officer. The promissory note is unsecured, interest-free and repayable on August 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HHG Capital Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mr. Kok Wai Hooy. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through June 30, 2023, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of dividend income earned in investments held in Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $197,988, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $402,367, offset by general and administrative expenses of $204,379.

For the six months ended June 30, 2023, we had a net income of $462,279, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $748,703, offset by general and administrative expenses of $286,424.

For the three months ended June 30, 2022, we had a net loss of $65,554, which was comprised of general and administrative expenses of $108,834 offset by interest income from our cash in bank and dividend income earned in investments held in Trust Account of $43,280.

For the six months ended June 30, 2022, we had a net loss of $289,923, which was comprised of general and administrative expenses of $334,017 offset by interest income from our cash in bank and dividend income earned in investments held in Trust Account of $44,094.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $39,384. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an unsecured promissory note.

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of September 19, 2021, with American Stock Transfer & Trust Company. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, up to September 23, 2023, by depositing $0.033 for each issued and outstanding Public Shares for each one-month extension, excluding Public Shares hold by the Anchor Shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023.

For the six months ended June 30, 2023, the Company generated net income of $462,279, but had cash used in operating activities of $295,004. As of June 30, 2023, the Company had cash of $39,384 with working capital deficit of $188,847. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred significant operating losses and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 23, 2023 (unless further extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2022, to September 23, 2023, by depositing $0.0155 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

Critical Accounting Policies

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of comprehensive income (loss).

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the six months ended June 30, 2023 and 2022, the Company recorded $799,713 and $5,942,740 accretion of carrying value to redemption value, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended June 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

Recent Accounting Standards

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HHG CAPITAL CORPORATION

Date: August 11, 2023	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

