Form 10-Q
period 2023-09-30
HHG Capital Corp
filed 2023-11-14
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 5,050,561 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash	$6,546	$328,869
Prepayment	19,256	6,025
Total current assets	25,802	334,894

Non-current assets:
Investments held in Trust Account	35,262,118	34,344,102

TOTAL ASSETS	$35,287,920	$34,678,996

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrual and other payable	$162,225	$36,307
Amount due to a related party	-	150,000
Promissory note – related party	40,000	-
Total current liabilities	202,225	186,307

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,817,225	1,801,307

Commitments and contingencies
Ordinary shares subject to possible redemption: 3,323,561 and 3,356,406 shares issued and outstanding at redemption value at September 30, 2023 and December 31, 2022	35,262,118	34,344,102

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,323,561 and 3,356,406 shares subject to redemption) at September 30, 2023 and December 31, 2022, respectively	172	172
Accumulated deficit	(1,791,595)	(1,466,585)

Total shareholders’ deficit	(1,791,423)	(1,466,413)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$35,287,920	$34,678,996

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$(171,430)	$(63,263)	$(457,854)	$(397,280)

Other income:
Dividend income earned in investments held in Trust Account	453,381	262,281	1,198,613	306,369
Interest income	-	2	3,471	8
Other income	210,000	-	210,000	-

Total other income	663,381	262,283	1,412,084	306,377

NET INCOME (LOSS)	$491,951	$199,020	$954,230	$(90,903)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	-	143,880	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(182,616)	-	(224,202)

COMPREHENSIVE INCOME (LOSS)	$491,951	$160,284	$954,230	$(91,227)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,353,550	5,515,844	3,355,444	5,671,090
Basic and diluted net income per ordinary shares subject to possible redemption	$0.15	$0.17	$0.32	$0.37

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,727,000	1,727,000	1,727,000
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.00	$(0.42)	$(0.06)	$(1.26)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Nine Months Ended September 30, 2023
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023	1,727,000	$172	$-	$-	$(1,466,585)	$(1,466,413)

Accretion of carrying value to redemption value	-	-	-	-	(1,279,240)	(1,279,240)
Net income for the period	-	-	-	-	954,230	954,230

Balance as of September 30, 2023	1,727,000	$172	$-	$-	$(1,791,595)	$(1,791,423)

	Nine Months Ended September 30, 2022
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ equity (deficit)

Balance as of January 1, 2022	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value	-	-	(8,164,707)	-	(1,033,603)	(9,198,310)
Unrealized holding gain on available-for-sales securities	-	-	-	223,878	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(224,202)	-	(224,202)
Net loss for the period	-	-	-	-	(90,903)	(90,903)

Balance as of September 30, 2022	1,727,000	$172	$-	$-	$(1,283,280)	$(1,283,108)

	Three Months Ended September 30, 2023
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ deficit

Balance as of June 30, 2023	1,727,000	$172	$-	$-	$(1,804,019)	$(1,803,847)

Accretion of carrying value to redemption value	-	-	-	-	(479,527)	(479,527)
Net income for the period	-	-	-	-	491,951	491,951

Balance as of September 30, 2023	1,727,000	$172	$-	$-	$(1,791,595)	$(1,791,423)

	Three Months Ended September 30, 2022
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	shareholders’ equity (deficit)

Balance as of June 30, 2022	1,727,000	$172	$2,221,967	$38,736	$(448,697)	$1,812,178

Accretion of carrying value to redemption value	-	-	(2,221,967)	-	(1,033,603)	(3,255,570)
Unrealized holding gain on available-for-sales securities	-	-	-	143,880	-	143,880
Reclassification of realized gain on available-for-sale securities, net to net income				(182,616)		(182,616)
Net income for the period	-	-	-	-	199,020	199,020

Balance as of September 30, 2022	1,727,000	$172	$-	$-	$(1,283,280)	$(1,283,108)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$954,230	$(90,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(1,198,613)	(306,369)
Waiver of amount due to a related party	(210,000)	-

Change in operating assets and liabilities
Increase in prepayment	(13,231)	(1,911)
Increase (decrease) in accrual and other payable	125,918	(3,833)
Amount due to a related party	60,000	90,000
Net cash used in operating activities	(281,696)	(313,016)

Cash flows from investing activities
Proceeds of extension payments deposited in Trust Account	(80,627)	(9,080)
Withdraw of investments in Trust Account	361,224	24,223,171

Net cash provided by investing activities	280,597	24,214,091

Cash flows from financing activities
Proceeds from issuance of promissory note	40,000	-
Repayment to a related party	-	(450)
Redemption of ordinary shares	(361,224)	(24,223,171)
Net cash used in financing activities	(321,224)	(24,223,621)

NET CHANGE IN CASH	(322,323)	(322,546)

Cash, beginning of period	328,869	779,868

Cash, end of period	$6,546	457,322

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,279,240)	$(9,198,310)

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

On March 15, 2023, the Company entered into non-binding letter of intent with Perfect Hexagon Group Limited.

On August 2, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Perfect Hexagon Holdings Limited, a British Virgin Islands business company and wholly owned subsidiary of the Company (“Purchaser”), Perfect Acquisitions Limited, a British Virgin Islands business company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Perfect Hexagon Group Limited, a British Virgin Islands business company ( “Perfect Hexagon”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Perfect Hexagon (the “Acquisition Merger”), with Perfect Hexagon surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Merger” or the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of Perfect Hexagon is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the Purchaser at a deemed price of $10.00 per share.

As of September 30, 2023, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and the closing of the private placement, $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the Combination Period as described below. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the dividend earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On September 21, 2022, upon the Company’s shareholders approval of the Charter Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. On September 25, 2023, upon the Company’s shareholders approval of the Charter Amendment II, 32,845 shares were redeemed by certain shareholders at a price of approximately $11.00 per share, including dividend generated in the Trust Account, in an aggregate amount of $361,224.

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

On August 17, 2022, the Company has reached an agreement (the “Waiver Agreement”) with Kok Wai Hooy (“Sponsor”), who is its largest public shareholder, and with certain other holders of Public Shares (the “Anchor Shareholders”) who, as of August 17, 2022, together own 3,084,000 Public Shares, which represent 53.63% of all outstanding Ordinary Shares that are owned by its public shareholders. Pursuant to the Waiver Agreement, the Anchor Shareholders have agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date thereof. As a result, each monthly Extension Payment (of $88,867 if there are no redemptions) that is paid into the Trust Account would be segregated so that only the Company’s public shareholders who have not redeemed their Shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of the Company as provided in its amended charter after giving effect to the Charter Amendment (as described below). The Waiver Agreement also provides that the Anchor Shareholders will agree not to sell or otherwise transfer any of their Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Shares in the event that the Company is forced to dissolve or liquidate. The terms of the Waiver Agreement, when taken together with the Charter Amendment and the Trust Amendment, would place all of its shareholders (other than the Anchor Shareholders) in the same financial position that they would have been if each monthly extension payment was equal to one-third of the payment for each three-month extension provided for under its previous charter.

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

On September 21, 2023, the shareholders of the Company approved an amended and restated memorandum and articles of association (the “Charter Amendment II”), giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 23, 2023 to up to September 23, 2024. Additionally, the Charter Amendment II also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 22, 2023, 32,845 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account.

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment II”) to the investment management trust agreement, dated as of September 19, 2021, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company). Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement (each, a “non-waiving Public Share”) or each one-month extension.

The Company was using part of proceeds from promissory note – related party which deposited into the Trust Account in order to extend the amount of available time to complete a business combination. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, September 23, 2023, October 20, 2023 the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until November 23, 2023.

On August 2, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with PubCo, Merger Sub, and Investor. Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct wholly owned subsidiary of PubCo (collectively, the “Merger” or the “Business Combination”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of the Investor is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the PubCo at a deemed price of $10.00 per share. The parties have agreed that the closing of the Business Combination shall occur no later than December 31, 2023 (the “Outside Date”). The Outside Date may be extended upon the written agreement of the parties.

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

Liquidity and going concern

For the nine months ended September 30, 2023, the Company generated net income of $954,230 but had cash used in operating activities of $281,696. As of September 30, 2023, the Company had cash of $6,546 and working capital deficit of $176,423. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2023. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

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

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 13, 2023.

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

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to the concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Investments held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds. Assets held in money market funds were invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income, net in the unaudited condensed consolidated statements of comprehensive income (loss).

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,279,240 and $9,198,310 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company and subsidiaries’ management determined that the British Virgin Islands is the Company and subsidiaries’ major tax jurisdiction. The Company and subsidiaries recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company and subsidiaries are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company and subsidiaries’ tax provision is zero for the nine months ended September 30, 2023 and 2022.

The Company and subsidiaries are considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and nine months ended September 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statement of comprehensive income (loss) is based on the following:

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Net income	$491,951	$199,020
Accretion of carrying value to redemption value	(479,527)	(3,255,570)
Net income (loss) including accretion of carrying value to redemption value	$12,424	$(3,056,550)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net income (loss)	$954,230	$(90,903)
Accretion of carrying value to redemption value	(1,279,240)	(9,198,310)
Net loss including accretion of carrying value to redemption value	$(325,010)	$(9,289,213)

	For the Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$8,201	$4,223	$(2,327,739)	$(728,811)
Accretion of carrying value to redemption value	479,527	-	3,255,570	-
Allocation of net income (loss)	$487,728	$4,223	$927,831	$(728,811)
Denominators:
Weighted-average shares outstanding	3,353,550	1,727,000	5,515,844	1,727,000
Basic and diluted net income (loss) per share	$0.15	$0.00	$0.17	$(0.42)

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(214,573)	$(110,437)	$(7,120,752)	$(2,168,461)
Accretion of carrying value to redemption value	1,279,240	-	9,198,310	-
Allocation of net income (loss)	$1,064,667	$(110,437)	$2,077,558	$(2,168,461)
Denominators:
Weighted-average shares outstanding	3,355,444	1,727,000	5,671,090	1,727,000
Basic and diluted net income (loss) per share	$0.32	$(0.06)	$0.37	$(1.26)

●	Related parties

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury Securities*	$35,262,118	$35,262,118	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury Securities*	$34,344,102	$34,344,102	$-	$-

*	included in investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2023, investment securities in the Company’s Trust Account consisted of $35,262,118 in Money Marketing Fund (“MMF”) that invests in U.S. treasury securities. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $34,344,102 in MMF that invests in U.S. treasury securities. The Company classifies its MMF as available-for-sale. Available-for-sale marketable securities are recorded at their fair value on the accompanying September 30, 2023 and December 31, 2022 unaudited condensed consolidated balance sheets. No unrealized holding gain and fair value of available-for-sale marketable securities on September 30, 2023 and December 31, 2022.

	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022
Balance brought forward	$34,344,102	$58,076,283
Plus:
Dividend income earned in Trust Account	1,198,613	506,602
Business combination extension fee	80,627	36,321
Gross unrealized holding gain	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(224,202)
Less:
Share redemption during the year	(361,224)	(24,274,780)

Balance carried forward	$35,262,118	$34,344,102

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

In February 2021, the Company issued an aggregate of 187,500 additional founder shares to the initial shareholders. On May 27, 2021 initial shareholders transferred a total of 1,437,500 shares to the Expert Capital Investments Limited (“Expert”). Expert then transferred all of its shares to our Sponsor on June 21, 2021. On June 28, 2021, our Sponsor transferred an aggregate of 255,000 ordinary shares to the new management and directors. The value of the transferred shares was insignificant.

Promissory Note — Related Party

On August 8 and October 9, 2023, the Company issued an unsecured promissory notes to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $80,000 and $100,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

As of September 30, 2023 and December 31, 2022, the Sponsor had advanced the Company an aggregate amount of $40,000 and $0, respectively. The advances are non-interest bearing and due on demand.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the nine months ended September 30, 2023 and 2022, the Company incurred $60,000 and $90,000 expenses, respectively, in connection with the execution of the administrative service agreement. On September 4, 2023, the Sponsor agreed to waive monthly fee of $10,000 commencing from July 1, 2023 and all the $210,000 outstanding balance due to the Sponsor as of June 30, 2023. The Company recognized waiver of amount of $210,000 as other income in the unaudited condensed consolidated statements of comprehensive loss. As of September 30, 2023 and December 31, 2022, the Company had unpaid administrative service monthly fee of $0 and $150,000, respectively, which are recorded as amounts due to a related party in the respective unaudited condensed consolidated balance sheets.

Private Placement

The Company consummated the Private Placement with its Sponsor of 255,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. Refer to Note 5 for details.

Waiver Agreement

On August 17, 2022, the Company entered into the Waiver Agreement with the Sponsor and the Anchor Shareholders, who agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date thereof. As a result, each monthly Extension Payment (of $88,867 if there are no redemptions) that is paid into the Trust Account would be segregated so that only the Company’s public shareholders who have not redeemed their Shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of the Company as provided in its amended charter after giving effect to the Charter Amendment.

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

NOTE 8 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. On September 21, 2022, upon the Company’s shareholders approval of the Charter Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. On September 21, 2023, upon the Company’s shareholders approval of the Charter Amendment II, 32,845 shares were redeemed by certain shareholders at a price of approximately $11.00 per share, including dividend generated in the Trust Account, in an aggregate amount of $361,224.

Accordingly, at September 30, 2023 and December 31, 2022, 3,323,561 and 3,356,406 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,426,439)	(2,393,594)
Ordinary shares, subject to possible redemption	3,323,561	3,356,406

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the recent conflict between Russia and Ukraine and the conflict between Israel and Hamas and the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company. There has not been a significant impact as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty. Additionally, If the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s future financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statement are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date was the Company issued the unaudited condensed consolidated financial statements.

On October 20, 2023, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until November 23, 2023.

On October 9, 2023, the Company issued an unsecured promissory notes to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $100,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable upon consummation of business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through September 30, 2023, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of dividend income earned in investments held in Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $491,951, which was comprised of interest income from dividend income earned in investments held in Trust Account of $453,381 and other income from waiver of unpaid administrative service monthly fee of $210,000 offset by general and administrative expenses of $171,430.

For the nine months ended September 30, 2023, we had a net income of $954,230, which was comprised of interest income from our cash in bank of $3,471 and dividend income earned in investments held in Trust Account of $1,198,613, and other income from waiver of unpaid administrative service monthly fee of $210,000 offset by general and administrative expenses of $457,854.

For the three months ended September 30, 2022, we had a net income of $199,020, which was comprised of interest income from our cash in bank of $2 and dividend income earned in investments held in Trust Account of $262,281 offset by general and administrative expenses of $63,263.

For the nine months ended September 30, 2022, we had a net loss of $90,903, which was comprised of general and administrative expenses of $397,280 offset by interest income from our cash in bank of $8 and dividend income earned in investments held in Trust Account of $306,369.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $6,546. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an unsecured promissory note.

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

On September 21, 2023, the shareholders of the Company approved an amended and restated memorandum and articles of association (the “Charter Amendment II”), giving the Company the right to extend the date by which it has to complete a business combination up to twelve (12) times for an additional one (1) month each time, from September 23, 2023 to up to September 23, 2024. Additionally, the Charter Amendment II also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 22, 2023, 32,845 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account.

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment II”) to the investment management trust agreement, dated as of September 19, 2021, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company). Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement (each, a “non-waiving Public Share”) or each one-month extension.

On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, September 23 and October 20, 2023, the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until November 23, 2023.

For the nine months ended September 30, 2023, the Company generated net income of $954,230, but had cash used in operating activities of $281,696. As of September 30, 2023, the Company had cash of $6,546 with working capital deficit of $176,423. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until November 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2023. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension.

As of the date of this report, the Company has until November 23, 2023 to consummate a business combination but may further extend the period ten more times for one month each time up to September 23, 2024. If a Business Combination is not consummated by November 23, 2023 and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2023.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,279,240 and $9,198,310 accretion of carrying value to redemption value, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended September 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

Recent Accounting Standards

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on September 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation. On September 4, 2023, the Sponsor agreed to waive the monthly fee of $10,000 commencing from July 1, 2023.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the nine months ended September 30, 2023 and 2022, the Company incurred $60,000 and $90,000 expenses, respectively, in connection with the execution of the administrative service agreement. On September 4, 2023, the Sponsor agreed to waive monthly fee of $10,000 commencing from July 1, 2023 and all the $210,000 outstanding balance as of June 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had unpaid administrative service monthly fee of $0 and $150,000, respectively, which are recorded as amounts due to a related party in the respective unaudited condensed consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Merger Agreement dated August 2, 2023 by and between HHGC, Purchaser, Merger Sub, and PHGL (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).
3.1	Amended and restated memorandum and articles of association of HHG Capital Corporation, dated September 21, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant with the Commission on September 25, 2023).
10.1	Sponsor Support Agreement dated August 2, 2023 by and among HHGC and certain holders of HHGC ordinary shares (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).
10.4	Amendment to the investment management trust agreement, dated as of September 22, 2023, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company) (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant with the Commission on September 25, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Date: November 14, 2023	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

