Form 10-K
period 2023-12-31
HHG Capital Corp
filed 2024-04-01
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $2,529,764.

As of March 28, 2024, the Registrant had 5,050,561 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HHG CAPITAL CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

Explanatory Note

General

HHG Capital Corporation (“HHGC,” “Company,” “we,” “us,” or “our, unless context dictates otherwise) is filing this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report,” “Form 10-K,” or “Annual Report”). This Form 10-K contains our audited financial statements for the year ended December 31, 2023, as well as restates certain financial information and related footnote disclosures in the Company’s previously issued audited financial statements for the fiscal year ended December 31, 2022 and unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, filed with the SEC on May 15, 2023, August 11, 2023 and November 14, 2023.

Background of Restatement

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2023, the Company management determined that it had not appropriately accounted for interest earned on investments held in its Trust Account established in connection with the Company’s initial public offering for the benefit of the Company’s public shareholders (the “Trust Account”) under U.S. GAAP. Interest income was recorded based on actual cash receipt instead of on an accrual basis, resulting in an understatement of Investments held in Trust Account in prior periods. As a result, interest earned on investment held in Trust Account, net income, and ordinary shares subject to redemption were misstated.

In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company’s management and the audit committee evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and on March 20, 2024 concluded that the errors were material to the financial statements for the fiscal year ended December 31, 2022, and the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 (collectively, the “Previously Issued Financial Statements”) and that the Previously Issued Financial Statements should no longer be relied upon and would require certain restatement adjustments.

On March 20, 2024, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the Affected Periods (“Original Quarterly Reports”) should be restated and no longer be relied upon due to misstatements in (i) investments held in Trust Account and Ordinary shares subject to possible redemption on the Company’s audited consolidated balance sheet as of December 31, 2022, and unaudited condensed consolidated balance sheet as of March 31, 2023, June 30, 2023 and September 30, 2023 and (ii) change in classification of amount due to a related party arising from unpaid administrative service fee on the Company’s condensed statements of cash flows for the year ended December 31, 2022 and three months and six months ended March 31, 2023 and June 30, 2023. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-K.

The restatement does not have an impact on the Company’s cash position or amount held in the Trust Account.

The Previously Issued Financial Statements are superseded by the information in this Form 10-K. On March 20, 2024, the Company filed a Current Report on Form 8-K disclosing the Company’s management and the audit committee’s conclusion that the Previously Issued Financial Statements should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. The Company’s management has concluded that, in light of the misstatement described above, and the restatements of consolidated financial statements as of and for the year ended December 31, 2022 and interim consolidated financial statement statements as of and for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

ii

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

iii

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

On August 2, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with Perfect Hexagon Holdings Limited, a British Virgin Islands business company and wholly owned subsidiary of the Parent (“Purchaser”), Perfect Acquisitions Limited, a British Virgin Islands business company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Perfect Hexagon Group Limited, a British Virgin Islands business company ( “PHGL”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) HHGC will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into PHGL(the “Acquisition Merger”), with PHGL surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Merger” or the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States.

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of PHGL is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the Purchaser at a deemed price of $10.00 per share.

Extensions of Time Period to Complete a Business Combination

On September 19, 2022, the shareholders of the Company approved the third amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination (the “Business Combination Period”) up to twelve (12) times for an additional one (1) month each time, from September 23, 2022 up to September 23, 2023. Additionally, the Charter Amendment also allowed the holders of the ordinary shares issued in the IPO (the “Public Shares”) to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account, amounting to $24,274,780. The Company has extended the Business Combination Period on September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 22, 2023, June 23, 2023, July 23, 2023, and August 22, 2023, by depositing into the Trust Account $9,080.20 for each one-month extension in order to extend the amount of time it has available to complete a business combination,

In connection with the Charter Amendment, on August 18, 2022, HHGC entered into an agreement (the “Waiver Agreement”) with Mr. Hooy Kok Wai (the “Sponsor”) and certain other holders of Public Shares (these shareholders, together with the Sponsor, the “Anchor Shareholders”) and who, as of date of this filing, together own 3,084,000 Public Shares, which represent 61.06% of all outstanding Ordinary Shares that are owned by our public shareholders (the “Waiver Shares”). Pursuant to the Waiver Agreement, the Anchor Shareholders have agreed to waive their pro rata share of all Extension Payments made into the Trust Account that otherwise would be payable on their Waiver Shares commencing the date of the Waiver Agreement. As a result, each Extension Payment that would be paid into the Trust Account after August 18, 2022 is to be segregated so that only HHGC’s public shareholders who have not redeemed their ordinary shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of HHGC. The Waiver Agreement also provides that the Anchor Shareholders will agree not to sell or otherwise transfer any of their Waiver Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Waiver Shares or in the event that HHGC is forced to dissolve or liquidate. The Waiver Agreement will result in no economic change to the existing rights of all other public shareholders (i.e., those shareholders holding non-waiving Public Shares) in and to their pro rata share of the Trust Fund, all of whom will continue to accrue the same $0.0333 per share for each one month. Non-waiving Public Shares are the shares held by the shareholders holding public shares but did not enter the Waiver Agreement and are entitled to receive the monthly Extension Payments which the Company deposits into the Trust Fund.

As approved by its shareholders at the annual meeting of Shareholders held on September 21, 2023, HHGC entered into an amendment to the investment management trust agreement, dated as of September 22, 2023, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company) and filed a fourth amended and restated memorandum and articles of association on September 21, 2023, giving HHGC the right to extend the time to complete a business combination twelve (12) times for a total of up to 36 months after the consummation of the IPO, by depositing into the Trust Account $0.0333 for each issued and outstanding Public Share, other than the Waiver Shares, that has not been redeemed. On each of September 22, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024 and March 22, 2024. HHGC deposited the amount of $7,985.40 into the Trust Account to extend the available time to complete a business combination for an additional one month.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination by September 23, 2024 (assuming full extension), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our third amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. Pursuant to the terms of our third amended and restated memorandum and articles of association and the amended trust agreement entered into between us and Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company) on September 22, 2023 the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company’s ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement (each, a “non-waiving Public Share”) (or an aggregate of $9,080.20 if there are no redemptions) for each one-month extension. Non-waiving Public Shares are the shares held by the shareholders holding public shares but did not enter the “Waiver Agreement” and are entitled to receive the monthly Extension Payments which the Company deposits into the Trust Fund. In the event the balance of the funds in the Company’s operating account, excluding Trust Account minimum requirement, falls below $100,000, the insiders will contribute to the Company as a loan for extension payment upon five (5) days’ advance notice prior to the applicable deadlines. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit made by the insiders that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the trust account. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any dividend earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

Except as set forth below, the proceeds in the trust account will not be released until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if we have not completed a business combination in the required time period. Therefore, unless and until an initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. Notwithstanding the foregoing, there will be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

Facilities

We maintain our principal executive office at 1 Commonwealth Lane, #03-20, Singapore, 149544. The cost for this space is provided to us by Ms. Yeung Po Yi, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 1 Commonwealth Lane, #03-20, Singapore, 149544. The cost for this space is provided to us by Ms. Yeung Po Yi, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 28, 2024, there were 370 of our ordinary shares issued and outstanding held by [ ] shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022, a total of $34,454,043 was held in a trust account established for the benefit of the Company’s public shareholders, which included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements, $617,502 of subsequent dividend, $36,321 of business combination extension fee and offset by $24,274,780 of 2,393,594 Public Shares redemption.

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

As of December 31, 2023, a total of $35,909,651 was held in a trust account established for the benefit of the Company’s public shareholders. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 22, 2023, June 23, 2023 and July 23, 2023, and August 22, 2023, HHG deposited the amount of $9,080.20 into the Trust Account to extend the available time to complete a business combination for an additional one month with each such Extension Payment, and on each of September 22, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024 and March 22, 2024, HHGC deposited the amount of $7,985.40 into the Trust Account to extend the available time to complete a business combination for an additional one month.

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

On March 15, 2023, the Company has entered into non-binding letter of intent with Perfect Hexagon Group Limited.

On August 2, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Perfect Hexagon Holdings Limited, a British Virgin Islands business company and wholly owned subsidiary of the Company (“Purchaser”), Perfect Acquisitions Limited, a British Virgin Islands business company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Perfect Hexagon Group Limited, a British Virgin Islands business company (“Perfect Hexagon”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Perfect Hexagon (the “Acquisition Merger”), with Perfect Hexagon surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Merger” or the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of the Investor is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the Purchaser at a deemed price of $10.00 per share.

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

For the years ended December 31, 2023, we had a net income of $1,372,581, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $1,715,722, sundry income of $210,000 and offset by general and administrative expenses of $553,141.

(As Restated) For the years ended December 31, 2022, we had a net income-tax of $63,207, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $617,150 and general and offset by administrative expenses of $553,943.

Results of Operations for the Three and Nine Months ended September 30, 2023 (As Restated)

For the three months ended September 30, 2023, we had a net income of $498,167, which was comprised of interest income from dividend income earned in investments held in Trust Account of $459,597 and other income from waiver of unpaid administrative service monthly fee of $210,000 offset by general and administrative expenses of $171,430.

For the nine months ended September 30, 2023, we had a net income of $996,599, which was comprised of interest income from our cash in bank of $3,471 and dividend income earned in investments held in Trust Account of $1,240,982, and other income from waiver of unpaid administrative service monthly fee of $210,000 offset by general and administrative expenses of $457,854.

Results of Operations for the Three and Six Months ended June 30, 2023 (As Restated)

For the three months ended June 30, 2023, we had a net income of $211,939, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $416,318, offset by general and administrative expenses of $204,379.

For the six months ended June 30, 2023, we had a net income of $498,432, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $784,856, offset by general and administrative expenses of $286,424.

Results of Operations for the Three Months ended March 31, 2023 (As Restated)

For the three months ended March 31, 2023, we had a net income of $286,493, which was comprised of interest income from our cash in bank and dividend income earned in investments held in Trust Account of $368,538, offset by general and administrative expenses $82,045.

Liquidity and Capital Resources

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

As of December 31, 2023, we had cash of $16,014. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an unsecured promissory note.

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

Additionally, the Charter Amendments also allowed the holders of the Public Shares to redeem the shares when the Directors of the Company propose any amendment to the Company’s amended and restated memorandum and article of association that would affect the substance or timing of the redemption of the Public Shares. Accordingly, on September 19, 2022, 2,393,594 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account. On September 22, 2023, 32,845 Public Shares were redeemed for the pro-rata share of the deposits then in the Trust Account.

Along with the Company’s Charter Amendment, Charter Amendment II, on each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, 2023, September 23, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024 and March 20, 2024, the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2024.

For the year ended December 31, 2023, the Company incurred net income of $1,372,581 and had negative cash provided by operating activities of $408,273. As of December 31, 2023, the Company had working capital deficit of $295,664. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 23, 2024. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension (only non-waiving Public Share).

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources for the Three and Nine Months ended September 30, 2023 (As Restated)

For the nine months ended September 30, 2023, the Company generated net income of $996,599, but had cash used in operating activities of $281,696. As of September 30, 2023, the Company had cash of $6,546 with working capital deficit of $176,423. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

Liquidity and Capital Resources for the Three and Six Months ended June 30, 2023 (As Restated)

For the six months ended June 30, 2023, the Company generated net income of $498,432, but had cash used in operating activities of $235,004. As of June 30, 2023, the Company had cash of $39,384 with working capital deficit of $188,847. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

Liquidity and Capital Resources for the Three and Months ended March 31, 2023 (As Restated)

For the three months ended March 31, 2023, the Company generated net income of $286,493 but had cash used in operating activities of $107,702. As of March 31, 2023, the Company had cash of $193,927 with working capital deficit of $42,109. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on October 1, 2021. On September 4, 2023, the Sponsor agreed to waive monthly fee of $10,000 commencing from July 1, 2023. Also, we are committed to the below:

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified the critical accounting estimates.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our control environment which resulted in restatements of financial year ended 2022 and interim financial statement 2023 due to inadequate oversight over the accounting for interest earned on investments held in the Trust Account and related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for interest earned on investments held in the Trust Account and classification of administrative service cash flow in the consolidated statement of cash flows, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weakness described above. For additional information, see “– Evaluation of Disclosure Controls and Procedures.”

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the matter disclosed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kym Hau. Ms. Kym Hau has been our director since June 2021. Since 2014, Ms. Hau has been working at Messrs. Wan Yeung Hau & Co., Solicitors, a law firm. Ms. Hau joined Messrs. Wan Yeung Hau & Co., Solicitors in June 2014 where she served as a legal consultant and was then promoted to a partner in June 2015. Since November 2020, Ms. Hau has been a legal consultant of Messrs. Wan Yeung Hau & Co., Solicitors. Since March 2019, Ms. Hau has been a director of Grey Bear Capital Limited, a company engaged in the provision of general consulting services. Ms. Hau received a bachelor’s degree in Laws and a Postgraduate Certificate in Laws from The City University of Hong Kong in 2003 and 2004, respectively.

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

The members of the Audit Committee are Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Tzu Fei (Philip) Ting is the chairperson of the audit committee. The Board has determined that both Fei (Philip) Ting qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

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

The members of the Nominating Committee are, Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Tzu Fei (Philip) Ting is the chairperson of the Nominating Committee.

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

The members of the Compensation Committee are Weiyi Di and Tzu Fei (Philip) Ting, each of whom is an independent director under NASDAQ’s listing standards. Weiyi Di is the chairperson of the Compensation Committee.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 28, 2024. As of March 28, 2024, we had 3,323,561 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 28, 2024 and the rights are not convertible within 60 days of March 28, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Hooy Kok Wai (Our Sponsor)(2)	3,614,500	71.1%

Chee Shiong (Keith) Kok	160,000	3.15%
Shuk Man (Lora) Chan	80,000	1.57%
Kym Hau	5,000	*
Weiyi Di	5,000	*
Tzu Fei (Philip) Ting	5,000	*
All directors and executive officers as a group (5 individuals)	255,000	5.02%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o HHG Capital Corporation, 1 Commonwealth Lane, #03-20, Singapore, 149544.
(2)	Represents shares held by Mr. Kok Wai Hooy, our sponsor, whose address is 1 Commonwealth Lane, #03-20 Singapore, 149544.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On each of August 8, 2023, October 9, 2023 and November 17, 2023, the Company issued an unsecured promissory note to the Chief Executive Officer, Mr. Chee Shiong (Keith) Kok, pursuant to which the Company may borrow up to an aggregate principal amount of $80,000, $100,000 and $20,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination. As of December 31, 2023 and 2022, the Chief Executive Officer, Mr. Chee Shiong (Keith) Kok had advanced the Company an aggregate amount of $200,000 and $0, respectively. The advances are non-interest bearing and due on demand.

The Sponsor and the Chief Executive Officer have paid the expenses incurred by the Company in aggregate of $60,000 on a non-interest bearing basis as of December 31, 2023. As of December 31, 2023 and 2022, the Company owed an aggregate balance of $0 and $150,000 to our Sponsor respectively.

The Company is obligated to pay Ms. Yeung Po Yi a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s audit committee that the Company lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. On September 4, 2023, both parties agreed to waive monthly fee of $10,000 commencing from July 1, 2023 and all the $210,000 outstanding balance as of June 30, 2023. The waiver of amount due to a related party of $210,000 was recorded in the consolidated statements of comprehensive income during the year ended December 31, 2023.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our year-end financial statements and services that are normally provided by the chosen registered public accounting firms in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the review of our quarterly financial statements totaled $10,000, the aggregate fees billed by Marcum for professional services rendered for the audit of our 2022 annual financial statements and review of our quarterly financial statements totaled $51,805, and the aggregate fees billed by Marcum for professional services rendered for the audit of our 2023 annual financial statements and review of our quarterly financial statements totaled $152,910. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO and the review of registration statement on Form F-4.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman or Marcum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2023 and 2022, respectively.

Tax Fees. We did not pay Friedman or Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022, respectively.

All Other Fees. We did not pay Friedman or Marcum for other services for the years ended December 31, 2023 and 2022, respectively.

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

(2)	All supplemental schedules have been omitted since the information is either included in the consolidated financial statements or the notes thereto or they are not required or are not applicable

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

2.1

Merger Agreement dated August 2, 2023 by and between the Registrant, Purchaser, Merger Sub, and PHGL (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).

3.1	Amended and restated memorandum and articles of association of HHG Capital Corporation, dated September 21, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the registrant with the Commission on September 25, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 23, 2021)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 16, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 23, 2021)

4.5	Warrant Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.6	Rights Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 3, 2022)

10.1	Letter Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.2	Letter Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.3	Investment Management Trust Account Agreement, dated September 20, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.4	Stock Escrow Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.5	Registration Rights Agreement, dated September 20, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.6	Subscription Agreement, dated September 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.7	Administrative Service Agreement, dated September 20, 2021, by and between the Company and Ms. Yeung Po Yi. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.8	Form of Indemnification Agreement, dated September 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 23, 2021)

10.9	Amendment to the investment management trust agreement, dated as of September 22, 2023, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company) (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by the registrant with the Commission on September 25, 2023).

10.10	Letter agreement (the “Letter Agreement”) with Golden Eagle Brokerage Limited dated August 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 24, 2022)

10.11

Sponsor Support Agreement dated August 2, 2023 by and among HHGC and certain holders of HHGC ordinary shares (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023).

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023)..

10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the registrant with the Commission on August 4, 2023)..

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 16, 2021)

16.1	Letter from Friedman LLP regarding the change in the Registrant’s certifying accountant, dated September 21, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 21, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HHG CAPITAL CORPORATION

Dated: [ ], 2024	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chee Shiong (Keith) Kok	Chief Executive Officer	[ ], 2024
Chee Shiong (Keith) Kok	(Principal executive officer) and Director

/s/ Shuk Man (Lora) Chan	Chief Financial Officer	[ ], 2024
Shuk Man (Lora) Chan	(Principal financial and accounting officer) and Director

/s/ Kym Hau	Director	[ ], 2024
Kym Hau

/s/ Weiyi Di	Director	[ ], 2024
Weiyi Di

/s/ Tzu Fei (Philip) Ting	Director	[ ], 2024
Tzu Fei (Philip) Ting

HHG CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HHG Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HHG Capital Corporation (the “Company”) as of December 31, 2023 and 2022 the related consolidated statements of comprehensive income, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2022 Financial Statements

As discussed in Note 2 to the financial statements, the financial statements as of and for the year ended December 31, 2022 have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities on or before April 23, 2024 or discretion of the Board of Director accompanied by making additional contributions to the Trust Account to extend the business combination deadline by an additional five months through September 23, 2024. The Company entered into a merger agreement with a business combination target on August 2, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 23, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 23, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, CA

April 1, 2024

HHG CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
		(As Restated)
ASSETS
Current assets:
Cash	$16,014	$328,869
Prepayment	12,672	6,025
Total current assets	28,686	334,894

Non-current assets:
Investments held in Trust Account	35,909,651	34,454,043

TOTAL ASSETS	$35,938,337	$34,788,937

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrual and other payable	$124,350	$36,307
Amount due to a related party	-	150,000
Promissory note – related party	200,000	-
Total current liabilities	324,350	186,307

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	1,939,350	1,801,307

Commitments and contingencies
Ordinary shares subject to possible redemption: 3,323,561 and 3,356,406 shares issued and outstanding at redemption value at December 31, 2023 and 2022, respectively	35,909,651	34,454,043

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,323,561 and 3,356,406 shares subject to redemption) at December 31, 2023 and 2022, respectively	172	172
Accumulated deficit	(1,910,836)	(1,466,585)

Total shareholders’ deficit	(1,910,664)	(1,466,413)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$35,938,337	$34,788,937

See accompanying notes to consolidated financial statements.

HHG CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31, 2023	Year ended December 31, 2022
		(As Restated)

General and administrative expenses	$(553,141)	$(553,943)

Other income:
Dividend income earned in investments held in Trust Account	1,712,250	616,543
Interest income	3,472	607
Waiver of amount due to a related party	210,000	-

Total other income	1,925,722	617,150

NET INCOME	$1,372,581	$63,207

Other comprehensive loss:
Unrealized gain on available-for-sale securities	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(224,202)

COMPREHENSIVE INCOME	$1,372,581	$62,883

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,347,407	5,087,663
Basic and diluted net income per ordinary shares subject to possible redemption	$0.46	$0.48

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,727,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.09)	$(1.39)

See accompanying notes to consolidated financial statements.

HHG CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2023
	Ordinary shares		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2023 (As restated)	1,727,000	$172	$-	$-	$(1,466,585)	$(1,466,413)

Accretion of carrying value to redemption value of redeemable ordinary shares	-	-	-	-	(1,816,832)	(1,816,832)
Net income for the year	-	-	-	-	1,372,581	1,372,581

Balance as of December 31, 2023	1,727,000	$172	$-	$-	$(1,910,836)	$(1,910,664)

	Year ended December 31, 2022
	Ordinary shares		Additional	Accumulated other		Total shareholders’
	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)

Balance as of January 1, 2022	1,727,000	$172	$8,164,707	$324	$(158,774)	$8,006,429

Accretion of carrying value to redemption value of redeemable ordinary shares	-	-	(8,164,707)	-	(1,371,018)	(9,535,725)
Unrealized holding gain on available-for-sales securities	-	-	-	223,878	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	-	(224,202)	-	(224,202)
Net income for the year	-	-	-	-	63,207	63,207

Balance as of December 31, 2022 (as restated)	1,727,000	$172	$-	$-	$(1,466,585)	$(1,466,413)

See accompanying notes to consolidated financial statements.

HHG CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
		(As Restated)

Cash flows from operating activities:
Net income	$1,372,581	$63,207
Adjustments to reconcile net income to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(1,712,250)	(616,543)
Waiver of amount due to a related party	(210,000)	-

Change in operating assets and liabilities
Increase in prepayment	(6,647)	(1,941)
Increase in accrual and other payable	88,043	21,049
Amount due to a related party	60,000	120,000
Net cash used in operating activities	(408,273)	(414,228)

Cash flows from investing activities:
Proceeds of extension payments deposited in Trust Account	(104,582)	(36,321)
Withdraw of investments in Trust Account for redemption of ordinary shares	361,224	24,274,780

Net cash provided by investing activities	256,642	24,238,459

Cash flows from financing activities:
Proceeds from issuance of promissory notes	200,000	-
Repayment to a related party	-	(450)
Redemption of ordinary shares	(361,224)	(24,274,780)
Net cash used in financing activities	(161,224)	(24,275,230)

NET CHANGE IN CASH	(312,855)	(450,999)

CASH, BEGINNING OF YEAR	328,869	779,868

CASH, END OF YEAR	16,014	$328,869

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accretion of carrying value to redemption value of redeemable ordinary shares	$(1,816,832)	$(9,535,725)

See accompanying notes to consolidated financial statements.

HHG CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering (the “Initial Public Offering” or “IPO” as described in Note 5) became effective on September 20, 2021. On September 23, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 5.

Simultaneously, the underwriters exercised the over-allotment option in full. The underwriters purchased an additional 750,000 Units (the “Over-Allotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $7,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 237,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $2,370,000, which is described in Note 6. On September 23, 2021, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,000 Private Units, generating gross proceeds of $180,000.

Transaction costs paid upon the consummation of the Initial Public Offering amounted to $1,031,411, consisting of $805,000 of underwriter’s fees and $226,411 of other offering costs.

Trust Account

Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and the closing of the private placement, $58,075,000 was placed in a trust account (the “Trust Account”) with American Stock & Trust Company, LLC acting as trustee. The funds held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the Combination Period as described below. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the dividend earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On September 19, 2022, upon the Company’s shareholders approval of the Charter Amendment, 2,393,594 shares were redeemed by certain shareholders at a price of approximately $10.12 per share, including dividend generated in the Trust Account, in an aggregate amount of $24,223,171. On December 1, 2022, the aggregate amount adjusted to $24,274,780. On September 25, 2023, upon the Company’s shareholders approval of the Charter Amendment II, 32,845 shares were redeemed by certain shareholders at a price of approximately $11.00 per share, including dividend generated in the Trust Account, in an aggregate amount of $361,224.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their ordinary shares obtained in the Initial Public Offering (“Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata dividend earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants and rights. The ordinary shares subject to redemption was initially recorded at its fair value at the date of issuance and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their insider shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides dissenting public shareholders with the opportunity to convert their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to convert any insider shares and Private Units (including underlying securities) (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the insider shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination. The Company will have until 31 months (or up to 36 months if the Company extends the period of time to consummate a business combination, as described in more detail below) from the closing of the Initial Public Offering to complete its Business Combination (the “Combination Period”).

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

Along with the Company’s amendment to the amended and restated memorandum and article of association, the Company entered into an amendment (the “Trust Amendment II”) to the investment management trust agreement, dated as of September 19, 2021, with Equiniti Trust Company LLC (formerly known as American Stock Transfer & Trust Company). Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company’s ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement (each, a “non-waiving Public Share”) or each one-month extension. Non-waiving Public Shares are the shares held by the shareholders holding public shares but did not enter the “Waiver Agreement” and are entitled to receive the monthly Extension Payments which the Company deposits into the Trust Fund.

The Company was using part of proceeds from promissory note – related party which deposited into the Trust Account in order to extend the amount of available time to complete a business combination. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, 2023, September 23, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024 and March 20, 2024, the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2024.

On March 15, 2023, the Company has entered into non-binding letter of intent with Perfect Hexagon Group Limited.

On August 2, 2023, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Perfect Hexagon Holdings Limited, a British Virgin Islands business company and wholly owned subsidiary of the Company (“Purchaser”), Perfect Acquisitions Limited, a British Virgin Islands business company and wholly owned subsidiary of Purchaser (“Merger Sub”), and Perfect Hexagon Group Limited, a British Virgin Islands business company (“Perfect Hexagon”). Upon the closing of the transactions contemplated by the Merger Agreement, (a) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (b) Merger Sub will be merged with and into Perfect Hexagon (the “Acquisition Merger”), with Perfect Hexagon surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Merger” or the “Business Combination”). Following the Business Combination, Purchaser will be a publicly traded company listed on a stock exchange in the United States. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid at the closing of the Business Combination to existing shareholders of the Investor is $990,000,000 (the “Merger Consideration”), which will be paid in 99,000,000 newly issued ordinary shares of the Purchaser at a deemed price of $10.00 per share.

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

Liquidity and going concern

For the year ended December 31, 2023, the Company generated net income of $1,372,581 but had cash used in operating activities of $408,273. As of December 31, 2023, the Company had cash of $16,014 and working capital deficit of $295,664. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 7.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 23, 2024. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company’s ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement or each one-month extension.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these consolidated financial statements if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management determined it should restate its previously reported consolidated financial statements as of and for the year ended December 31, 2022, and unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. During the preparation of this Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for interest earned on investments held in Trust Account under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interest income was recorded based on actual cash receipts instead of on an accrual basis resulting in an understatement of Investments held in Trust Account in prior periods. Additionally, the interest earned on investments held in Trust Account, net income and ordinary shares subject to possible redemption were misstated. In preparing the consolidated statement of cash flows, the Company identified an additional error related to the classification of administrative service cash flow. The Company determined that amount due to a related party arising from unpaid administrative service fees was incorrectly classified under financing activities instead of a reconciliation item to operating activities. As a result of the restatement, the Company’s amount due to related party of $120,000 in audited consolidated statements of cash flows for the year ended December 31, 2022, $30,000 and $60,000 in unaudited condensed consolidated statements of cash flows for the three months and six months ended March 31, 2023 and June 30, 2023 were reclassified to operating activities.

In accordance with Staff Accounting Bulletin (“SAB”) 99, “Materiality”, and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the consolidated financial statements for the fiscal year ended December 31, 2022, and the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023.

The relevant unaudited consolidated interim financial information for the quarterly periods ended March 30, 2023, June 30, 2023, and September 30, 2023, are included in Note 11, Quarterly Financial Information (Unaudited). The categories of misstatements and their impact on the previously issued financial statements are described in more detail in the tables below.

Description of Restatement Tables

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Audited Consolidated Balance Sheet as of December 31, 2022
Investments held in Trust Account	$34,344,102	$109,941	$34,454,043
Total assets	$34,678,996	$109,941	$34,788,937
Ordinary shares subject to possible redemption	$34,344,102	$109,941	$34,454,043

Unaudited Consolidated Balance Sheet as of March 31, 2023
Investments held in Trust Account	$34,714,871	$132,143	$34,847,014
Total assets	$34,969,651	$132,143	$35,101,794
Ordinary shares subject to possible redemption	$34,714,871	$132,143	$34,847,014

Unaudited Consolidated Balance Sheet as of June 30, 2023
Investments held in Trust Account	$35,143,815	$146,094	$35,289,909
Total assets	$35,222,504	$146,094	$35,368,598
Ordinary shares subject to possible redemption	$35,143,815	$146,094	$35,289,909

Unaudited Consolidated Balance Sheet as of September 30, 2023
Investments held in Trust Account	$35,262,118	$152,310	$35,414,428
Total assets	$35,287,920	$152,310	$35,440,230
Ordinary shares subject to possible redemption	$35,262,118	$152,310	$35,414,428

Audited Statement of Comprehensive Loss for the year ended December 31, 2022
Dividend income earned in investments held in Trust Account	$506,602	$109,941	$616,543
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.46	$0.02	$0.48

Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023
Dividend income earned in investments held in Trust Account	$343,529	$22,202	$365,731
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.09	$0.01	$0.10

Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended June 30, 2023
Dividend income earned in investments held in Trust Account	$401,703	$13,951	$415,654
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.08	$0.01	$0.09

Unaudited Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2023
Dividend income earned in investments held in Trust Account	$745,232	$36,153	$781,385
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.17	$0.01	$0.18

Unaudited Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2023
Dividend income earned in investments held in Trust Account	$453,381	$6,216	$459,597

Unaudited Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2023
Dividend income earned in investments held in Trust Account	$1,198,613	$42,369	$1,240,982
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.32	$0.01	$0.33

Audited Consolidated Statement of Changes in Shareholders’ Deficit for the year ended December 31, 2022
Accretion of carrying value to redemption value of redeemable ordinary shares	$(9,425,784)	$(109,941)	$(9,535,725)
Net (loss) income for the year	$(46,734)	$109,941	$63,207

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2023
Accretion of carrying value to redemption value of redeemable ordinary shares	$(370,769)	$(22,202)	$(392,971)
Net income for the period	$264,291	$22,202	$286,493

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2023
Accretion of carrying value to redemption value of redeemable ordinary shares	$(428,944)	$(13,951)	$(442,895)
Net income for the period	$197,988	$13,951	$211,939

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the six months ended June 30, 2023
Accretion of carrying value to redemption value of redeemable ordinary shares	$(799,713)	$(36,153)	$(835,866)
Net income for the period	$462,279	$36,153	$498,432

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2023
Accretion of carrying value to redemption value	$(479,527)	$(6,216)	$(485,743)
Net income for the period	$491,951	$6,216	$498,167

Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the nine months ended September 30, 2023
Accretion of carrying value to redemption value	$(1,279,240)	$(42,369)	$(1,321,609)
Net income for the period	$954,230	$42,369	$996,599

Audited Consolidated Statement of Cash Flows for the year ended December 31, 2022
Net income (loss)	$(46,734)	$109,941	$63,207
Dividend income earned in investments held in Trust Account	$(506,602)	$(109,941)	$(616,543)
Accretion of carrying value to redemption value	$(9,425,784)	$(109,941)	$(9,535,725)

Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023
Net income	$264,291	$22,202	$286,493
Dividend income earned in investments held in Trust Account	$(343,529)	(22,202)	(365,731)
Accretion of carrying value to redemption value	$370,769	$22,202	$392,971

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023
Net income	$462,279	$36,153	$498,432
Dividend income earned in investments held in Trust Account	$(745,232)	(36,153)	(781,385)
Accretion of carrying value to redemption value	$799,713	$36,153	$835,866

Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023
Net income	$954,230	$42,369	$996,599
Dividend income earned in investments held in Trust Account	$(1,198,613)	(42,369)	(1,240,982)
Accretion of carrying value to redemption value	$(1,279,240)	$(42,369)	$(1,321,609)

HHG CAPITAL CORPORATION

RESTATED CONSOLIDATED BALANCE SHEET

(AUDITED)

December 31, 2022

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$328,869	$—	$328,869
Prepayment	6,025	—	6,025
Total Current Assets	334,894	—	334,894

Investments held in Trust Account	34,344,102	109,941	34,454,043
Total Assets	$34,678,996	$109,941	$34,788,937

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrual and other payable	$36,307	$—	$36,307
Amount due to a related party	150,000	—	150,000
Total Current Liabilities	186,307	—	186,307

Deferred underwriting fee payable	1,615,000	—	1,615,000
Total Liabilities	1,801,307	—	1,801,307

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,356,406 and 5,750,000 shares issued and outstanding at redemption value	34,344,102	109,941	34,454,043

Stockholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption)	172	—	172
Accumulated deficit	(1,466,585)	—	(1,466,585)
Total Stockholders’ Deficit	(1,466,413)	—	(1,466,413)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$34,678,996	$109,941	$34,788,937

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(AUDITED)

	For the Year Ended December 31, 2022
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(553,943)	$—	$(553,943)

Other income:
Dividend income earned in investments held in Trust Account	506,602	109,941	616,543
Interest income	607	—	607
Total other income	507,209	109,941	617,150

Net (loss) income	$(46,734)	$109,941	$63,207

Other comprehensive loss:
Unrealized gain on available-for-sale securities	223,878	—	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	(224,202)	—	(224,202)

Comprehensive income (loss)	$(47,058)	$109,941	$62,883

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,087,663	—	5,087,663
Basic and diluted net income per share, common stock subject to possible redemption	$0.46	$0.02	$0.48
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(1.39)	$—	$(1.39)

HHG CAPITAL CORPORATION

RESTATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the Year Ended December 31, 2022
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net (loss) income	$(46,734)	$109,941	$63,207
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in Trust Account	(506,602)	(109,941)	(616,543)
Changes in operating assets and liabilities:
Increase in prepayment	(1,941)	—	(1,941)
Increase in accrual and other payable	21,049	—	21,049
Amount due to a related party	—	120,000	120,000
Net cash used in operating activities	(534,228)	120,000	(414,228)

Cash Flows from Investing Activities:
Withdraw of investment in Trust Account	24,274,780	—	24,274,780
Proceeds deposited in Trust Account	(36,321)		(36,321)
Net cash provided by investing activities	24,238,459	—	24,238,459

Cash Flows from Financing Activities:
Common stock redemption	(24,274,780)	—	(24,274,780)
Repayment to a related party	119,550	(120,000)	(450)
Net cash used in financing activities	(24,155,230)	(120,000)	(24,275,230)

Net Change in Cash	(450,999)	—	(450,999)
Cash, Beginning of the Year	779,868	—	779,868
Cash, End of the Year	$328,869	$—	$328,869

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value of redeemable ordinary shares	$(9,425,784)	$(109,941)	$(9,535,725)

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2023

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$193,927	$—	$193,927
Prepayment	60,853	—	60,853
Total Current Assets	254,780	—	254,780

Investments held in Trust Account	34,714,871	132,143	34,847,014
Total Assets	$34,969,651	$132,143	$35,101,794

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrual and other payable	$32,671	$—	$32,671
Amount due to a related party	180,000	—	180,000
Total Current Liabilities	212,671	—	212,671

Deferred underwriting fee payable	1,615,000	—	1,615,000
Total Liabilities	1,827,671	—	1,827,671

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,356,406 shares issued and outstanding at redemption value	34,714,871	132,143	34,847,014

Stockholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption)	172	—	172
Accumulated deficit	(1,573,063)	—	(1,573,063)
Total Stockholders’ Deficit	(1,572,891)	—	(1,572,891)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$34,969,651	$132,143	$35,101,794

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(82,045)	$—	$(82,045)

Other income:
Dividend income earned in investments held in Trust Account	343,529	22,202	365,731
Interest income	2,807	—	2,807
Total other income	346,336	22,202	368,538

Net income	$264,291	$22,202	$286,493

Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—
Reclassification of realized gain on available-for-sale securities, net to net income	—	—	—

Comprehensive income	264,291	22,202	286,493

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,356,406	—	3,356,406
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.01	$0.10
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$—	$(0.02)

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$264,291	$22,202	$286,493
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in Trust Account	(343,529)	(22,202)	(365,731)
Changes in operating assets and liabilities:
Decrease in prepayment	(54,828)	—	(54,828)
Decrease in accrual and other payable	(3,636)	—	(3,636)
Amount due to a related party	—	30,000	30,000
Net cash used in operating activities	(137,702)	30,000	(107,702)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	(27,240)	—	(27,240)
Net cash used in investing activities	(27,240)	—	(27,240)

Cash Flows from Financing Activities:
Advance from a related party	30,000	(30,000)	—
Net cash provided by financing activities	30,000	(30,000)	—

Net Change in Cash	(134,942)	—	(134,942)
Cash, Beginning of the period	328,869	—	328,869
Cash, End of the period	$193,927	$—	$193,927

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value of redeemable ordinary shares	$370,769	$22,202	$392,971

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30, 2023

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$39,384	$—	$39,384
Prepayment	39,305	—	39,305
Total Current Assets	78,689	—	78,689

Investments held in Trust Account	35,143,815	146,094	35,289,909
Total Assets	$35,222,504	$146,094	$35,368,598

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrual and other payable	$57,536	$—	$57,536
Amount due to a related party	210,000	—	210,000
Total Current Liabilities	267,536	—	267,536

Deferred underwriting fee payable	1,615,000	—	1,615,000
Total Liabilities	1,882,536	—	1,882,536

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,356,406 shares issued and outstanding at redemption value	35,143,815	146,094	35,289,909

Stockholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption)	172	—	172
Accumulated deficit	(1,804,019)	—	(1,804,019)
Total Stockholders’ Deficit	(1,803,847)	—	(1,803,847)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$35,222,504	$146,094	$35,368,598

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(204,379)	$—	$(204,379)

Other income:
Dividend income earned in investments held in Trust Account	401,703	13,951	415,654
Interest income	664	—	664
Total other income	402,367	13,951	416,318

Net income	$197,988	$13,951	$211,939

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,356,406	—	3,356,406
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.01	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$—	$(0.05)

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(286,424)	$—	$(286,424)

Other income:
Dividend income earned in investments held in Trust Account	745,232	36,153	781,385
Interest income	3,471	—	3,471
Total other income	748,703	36,153	784,856

Net income	$462,279	$36,153	$498,432

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,356,406	—	3,356,406
Basic and diluted net income per share, common stock subject to possible redemption	$0.17	$0.01	$0.18
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.07)	$—	$(0.07)

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$462,279	$36,153	$498,432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in Trust Account	(745,232)	(36,153)	(781,385)
Changes in operating assets and liabilities:
Increase in prepayment	(33,280)	—	(33,280)
Increase in accrual and other payable	21,229	—	21,229
Amount due to a related party	—	60,000	60,000
Net cash used in operating activities	(295,004)	60,000	(235,004)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	(54,481)	—	(54,481)
Net cash used in investing activities	(54,481)	—	(54,481)

Cash Flows from Financing Activities:
Advance from a related party	60,000	(60,000)	—
Net cash provided by financing activities	60,000	(60,000)	—

Net Change in Cash	(289,485)	—	(289,485)
Cash, Beginning of the period	328,869	—	328,869
Cash, End of the period	$39,384	$—	$39,384

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$799,713	$36,153	$835,866

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2023

	Previously Reported	Adjustments	Restated
Assets
Current assets:
Cash	$6,546	$—	$6,546
Prepayment	19,256	—	19,256
Total Current Assets	25,802	—	25,802

Investments held in Trust Account	35,262,118	152,310	35,414,428
Total Assets	$35,287,920	$152,310	$35,440,230

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrual and other payable	$162,225	$—	$162,225
Promissory note - related party	40,000	—	40,000
Total Current Liabilities	202,225	—	202,225

Deferred underwriting fee payable	1,615,000	—	1,615,000
Total Liabilities	1,817,225	—	1,817,225

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,356,406 shares issued and outstanding at redemption value	35,262,118	152,310	35,414,428

Stockholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406 shares subject to redemption)	172	—	172
Accumulated deficit	(1,791,595)	—	(1,791,595)
Total Stockholders’ Deficit	(1,791,423)	—	(1,791,423)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$35,287,920	$152,310	$35,440,230

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(171,430)	$—	$(171,430)

Other income:
Dividend income earned in investments held in Trust Account	453,381	6,216	459,597
Other income	210,000		210,000
Total other income	663,381	6,216	669,597

Net income	$491,951	$6,216	$498,167

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,353,550	—	3,353,550
Basic and diluted net income per share, common stock subject to possible redemption	$0.15	$—	$0.15
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$0.00	$—	$0.00

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30, 2023
	Previously Reported	Adjustments	Restated
General and administrative expenses	$(457,854)	$—	$(457,854)

Other income:
Dividend income earned in investments held in Trust Account	1,198,613	42,369	1,240,982
Interest income	3,471	—	3,471
Other income	210,000	—	210,000
Total other income	1,412,084	42,369	1,454,453

Net income	$954,230	$42,369	$996,599

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,353,444	—	3,353,550
Basic and diluted net income per share, common stock subject to possible redemption	$0.32	$0.01	$0.33
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	—	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$—	$(0.06)

HHG CAPITAL CORPORATION

RESTATED UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023
	Previously Reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$954,230	$42,369	$996,599
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in Trust Account	(1,198,613)	(42,369)	(1,240,982)
Waiver of amount due to a related party	(210,000)	—	(210,000)
Changes in operating assets and liabilities:
Increase in prepayment	(13,231)	—	(13,231)
Increase in accrual and other payable	125,918	—	125,918
Amount due to a related party	60,000	—	60,000
Net cash used in operating activities	(281,696)	—	(281,696)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	(80,627)	—	(80,627)
Withdraw of investments in Trust Account	361,224	—	361,224
Net cash used in investing activities	280,597	—	280,597

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	40,000	—	40,000
Redemption of ordinary shares	(361,224)	—	(361,224)
Net cash provided by financing activities	(321,224)	—	(321,224)

Net Change in Cash	(322,323)	—	(322,323)
Cash, Beginning of the period	328,869	—	328,869
Cash, End of the period	$6,546	$—	$6,546

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value of redeemable ordinary shares	$(1,279,240)	$(42,369)	$(1,321,609)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

●	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Perfect Hexagon Holdings Limited (“Purchaser”)	A British Virgin Islands company Incorporated on April 20, 2023	100% Owned by the Company
Perfect Acquisitions Limited (“Merger Sub”)	A British Virgin Islands company Incorporated on April 27, 2023	100% Owned by Purchaser

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to the concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Investments held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds. Assets held in money market funds were invested primarily in U.S. Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of comprehensive income. The interest income was recognized when the interest income earned during the year.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the years ended December 31, 2023 and 2022, the Company recorded $1,816,832 and $9,535,725 accretion of carrying value to redemption value, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the years ended December 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income (loss) per share presented in the statement of comprehensive loss is based on the following:

	For the Years Ended
	December 31, 2023	December 31, 2022
		(As Restated)
Net income	$1,372,581	$63,207
Accretion of carrying value to redemption value	(1,816,832)	(9,535,725)
Net loss including accretion of carrying value to redemption value	$(444,251)	$(9,472,518)

	For the Years Ended
	December 31, 2023		December 31, 2022
			(As Restated)
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(293,057)	$(151,194)	$(7,071,953)	$(2,400,565)
Accretion of carrying value to redemption value	1,816,832	-	9,535,725	-
Allocation of net income (loss)	$1,523,775	$(151,194)	$2,463,772	$(2,400,565)
Denominators:
Weighted-average shares outstanding	3,347,407	1,727,000	5,087,663	1,727,000
Basic and diluted net income (loss) per share	$0.46	$(0.09)	$0.48	$(1.39)

●	Related parties

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of December 31, 2023 and 2022 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury*	$35,909,651	$35,909,651	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(As Restated)
Assets:
Money market funds invested in U.S. Treasury *	$34,454,043	$34,454,043	$-	$-

*	included in investments held in trust account on the Company’s consolidated balance sheets.

●	Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no other new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 4 – INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $35,909,651 in Money Marketing Fund (“MMF”) that invests in U.S. treasury securities. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $34,454,043 in MMF that invests in U.S. treasury securities. The Company classifies its MMF as available-for-sale. Available-for-sale marketable securities are recorded at their fair value on the accompanying December 31, 2023 and 2022 consolidated balance sheets. No unrealized holding gain and fair value of available-for-sale marketable securities on December 31, 2023 and 2022.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
		(As Restated)
Balance brought forward	$34,454,043	$58,076,283
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	1,712,250	616,543
Business combination extension fee	104,582	36,321
Gross unrealized holding gain	-	223,878
Reclassification of realized gain on available-for-sale securities, net to net income	-	(224,202)
Less:
Share redemption during the year	(361,224)	(24,274,780)

Balance carried forward	$35,909,651	$34,454,043

NOTE 5 – INITIAL PUBLIC OFFERING

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

NOTE 6 – PRIVATE PLACEMENT

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Promissory Note – Related Party

On each of August 8, 2023, October 9, 2023 and November 17, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $80,000, $100,000 and $20,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

As of December 31, 2023 and 2022, the Sponsor had advanced the Company an aggregate amount of $200,000 and $0, respectively.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there was no outstanding balance under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the years ended December 31, 2023 and 2022, the Company incurred $60,000 and $120,000 expenses, respectively, in connection with the execution of the administrative service agreement. On September 4, 2023, the Sponsor agreed to waive monthly fee of $10,000 commencing from July 1, 2023 and all the $210,000 outstanding balance due to the Sponsor as of June 30, 2023. The Company recognized waiver of amount of $210,000 as other income in the consolidated statements of comprehensive income. As of December 31, 2023 and 2022, the Company had unpaid administrative service monthly fee of $0 and $150,000, respectively, which are recorded as amounts due to a related party in the respective consolidated balance sheets.

Private Placement

The Company consummated the Private Placement with its Sponsor of 255,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,550,000. Refer to Note 6 for details.

Waiver Agreement

On August 17, 2022, the Company entered into the Waiver Agreement with the Sponsor and the Anchor Shareholders, who agreed to waive their pro rata share of all Extension Payments made into the Trust Account after the date thereof. As a result, each Extension Payment that would be paid into the Trust Account after August 18, 2022 is to be segregated so that only the Company’s   public shareholders who have not redeemed their ordinary shares, excluding the Anchor Shareholders, would receive their pro rata share of each such monthly extension payment (in addition to their pro rata share of amounts then in the Trust Account) upon redemption or upon the liquidation of the Company. The Waiver Agreement also provides that the Anchor Shareholders agreed not to sell or otherwise transfer any of their Waiver Shares (subject to customary exceptions for transfers to certain family members and other affiliates) other than in connection with a redemption of their Waiver Shares or in the event that the Company is forced to dissolve or liquidate.

NOTE 8 – SHAREHOLDER’S EQUITY

On September 23, 2021, the Company completed the Initial Public Offering and issued an aggregate of 5,750,000 Public Units and raised gross proceeds of $57,500,000. Refer to Note 5 for details. Simultaneously, the Company completed a private placement and issued an aggregate of 255,000 Private Units and raised gross proceeds of $2,550,000. Refer to Note 6 for details.

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

NOTE 9 – ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION

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

Accordingly, at December 31, 2023 and 2022, 3,323,561 and 3,356,406 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

	December 31, 2023	December 31, 2022
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,426,439)	(2,393,594)
Ordinary shares, subject to possible redemption	3,323,561	3,356,406

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED FINANCIAL STATEMENTS

As further described in Note 2, the previously reported financial information for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, have been restated. As part of the restatement, the Company recorded adjustments to correct the accrual basis interest earned on investments held in Trust Account in the impacted periods. The audited and unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The following tables summarize the Company’s unaudited quarterly financial information for the impacted periods.

Incorporated herein is expanded disclosure of the restatements of the quarterly information for the three months ended March 31, 2023, three and six-months ended June 30, 2023, and three and nine-months ended September 30, 2023.

HHG CAPITAL CORPORATION

RESTATED CONSOLIDATED BALANCE SHEETS

	As Restated
	3/31/2023	6/30/2023	9/30/2023

Assets
Current assets:
Cash	$193,927	$39,384	$6,546
Prepayment	60,853	39,305	19,256
Total Current Assets	254,780	78,689	25,802

Investments held in Trust Account	34,847,014	35,289,909	35,414,428
Total Assets	$35,101,794	$35,368,598	35,440,230

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accrual and other payable	$32,671	57,536	162,225
Amount due to a related party	180,000	210,000	40,000
Total Current Liabilities	212,671	267,536	202,225

Deferred underwriting fee payable	1,615,000	1,615,000	1,615,000
Total Liabilities	1,827,671	1,882,536	1,817,225

Commitments and Contingencies

Ordinary shares subject to possible redemption, 3,356,406, 3,356,406 and 3,323,561 shares issued and outstanding at redemption value, respectively	34,847,014	35,289,909	35,414,428

Stockholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,356,406, 3,356,406 and 3,323,561 shares subject to redemption, respectively)	172	172	172
Accumulated deficit	(1,573,063)	(1,804,019)	(1,791,595)
Total Stockholders’ Deficit	(1,572,891)	(1,803,847)	(1,791,423)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$35,101,794	$35,368,598	$35,440,230

HHG CAPITAL CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF INCOME

	AS RESTATED
	For the three months ended March 31, 2023	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2023

General and administrative expenses	$(82,045)	$(204,379)	$(286,424)	$(171,430)	$(457,854)

Other income:
Dividend income earned in investments held in Trust Account	365,731	415,654	781,385	459,597	1,240,982
Interest income	2,807	664	3,471	—	3,471
Other income	—	—	—	210,000	210,000
Total other income	368,538	416,318	784,856	669,597	1,454,453

Net income	$286,493	$211,939	$498,432	$498,167	$996,599

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,356,406	3,356,406	3,356,406	3,353,550	3,353,550
Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.09	$0.18	$0.15	0.33
Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,727,000	1,727,000	1,727,000	1,727,000	1,727,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.05)	$(0.07)	$0.00	(0.06)

HHG CAPITAL CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated
	For the three months ended March 31, 2023	For the six months ended June 30, 2023	For the nine months ended September 30, 2023

Cash Flows from Operating Activities:

Net income	$286,493	$498,432	$996,599
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in investments held in Trust Account	(365,731)	(781,385)	(1,240,982)
Waiver of amount due to a related party	—	—	(210,000)
Changes in operating assets and liabilities:
Increase in prepayment	(54,828)	(33,280)	(13,231)
Increase in accrual and other payable	(3,636)	21,229	125,918
Amount due to a related party	30,000	60,000	60,000
Net cash used in operating activities	(107,702)	(235,004)	(281,696)

Cash Flows from Investing Activities:
Withdraw of investment in Trust Account	—	—	361,224
Proceeds deposited in Trust Account	(27,240)	(54,481)	(80,627)
Net cash provided by (used in) investing activities	(27,240)	(54,481)	280,597

Cash Flows from Financing Activities:
Common stock redemption	—	—	(361,224)
Proceeds from issuance of promissory note	—	—	40,000
Net cash used in financing activities	—	—	(321,224)

Net Change in Cash	(134,942)	(289,485)	(322,323)
Cash, Beginning of the period	328,869	328,869	328,869
Cash, End of the period	$193,927	$39,384	$6,546

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$392,971	$835,866	$(1,321,609)

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this consolidated financial statement are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date was the Company issued the consolidated financial statements.

On January 23, 2024, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until February 23, 2024.

On February 23, 2024, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until March 23, 2024.

On February 9, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $100,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

On March 22, 2024, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2024.

