Form 10-Q
period 2024-03-31
HHG Capital Corp
filed 2024-06-12
CIK 1822886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 12, 2024, there were 5,050,561 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

HHG CAPITAL CORPORATION

Quarterly Report on Form 10-Q

Item 1. Financial Statements

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
		(Audited)

ASSETS
Current assets:
Cash	$32,172	$16,014
Prepayment	69,401	12,672
Total current assets	101,573	28,686

Non-current assets:
Investments held in Trust Account	36,402,174	35,909,651

TOTAL ASSETS	$36,503,747	$35,938,337

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrual and other payable	$221,726	$124,350
Promissory note – related party	310,000	200,000
Total current liabilities	531,726	324,350

Deferred underwriting compensation	1,615,000	1,615,000

TOTAL LIABILITIES	2,146,726	1,939,350

Commitments and contingencies
Ordinary shares subject to possible redemption: 3,323,561 shares issued and outstanding at redemption value at March 31, 2024 and December 31, 2023, respectively	36,402,174	35,909,651

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,727,000 shares issued and outstanding (excluding 3,323,561 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	172	172
Accumulated deficit	(2,045,325)	(1,910,836)

Total shareholders’ deficit	(2,045,153)	(1,910,664)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$36,503,747	$35,938,337

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2024	Three months ended March 31, 2023

General and administrative expenses	$(110,533)	$(82,045)

Other income:
Dividend income earned in investments held in Trust Account	468,567	365,731
Interest income	-	2,807

Total other income	468,567	368,538

NET INCOME	$358,034	$286,493

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,323,561	3,356,406
Basic and diluted net income per ordinary shares subject to possible redemption	$0.12	$0.10

Basic and diluted weighted average shares outstanding, non-redeemable ordinary share	1,727,000	1,727,000
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2024
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2024	1,727,000	$172	$(1,910,836)	$(1,910,664)

Accretion of carrying value to redemption value of redeemable ordinary shares	-	-	(492,523)	(492,523)
Net income for the period	-	-	358,034	358,034

Balance as of March 31, 2024	1,727,000	$172	$(2,045,325)	$(2,045,153)

	Three months ended March 31, 2023
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2023	1,727,000	$172	$(1,466,585)	$(1,466,413)

Accretion of carrying value to redemption value of redeemable ordinary shares	-	-	(392,971)	(392,971)
Net income for the period	-	-	286,493	286,493

Balance as of March 31, 2023	1,727,000	$172	$(1,573,063)	$(1,572,891)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net income	$358,034	286,493
Adjustments to reconcile net income to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(468,567)	(365,731)

Change in operating assets and liabilities
Increase in prepayment	(56,729)	(54,828)
Increase (decrease) in accrual and other payable	97,376	(3,636)
Amount due to a related party	-	30,000

Net cash used in operating activities	(69,886)	(107,702)

Cash flows from investing activities
Proceeds of extension payments deposited in Trust Account	(23,956)	(27,240)

Net cash used in investing activities	(23,956)	(27,240)

Cash flows from financing activities
Proceeds from issuance of promissory notes	110,000	-

Net cash provided by financing activities	110,000	-

NET CHANGE IN CASH	16,158	(134,942)

Cash, beginning of period	16,014	328,869

Cash, end of period	$32,172	193,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value of redeemable ordinary shares	$(492,523)	$(392,971)

See accompanying notes to unaudited condensed consolidated financial statements.

HHG CAPITAL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company had not commenced any operations. The Company’s entire activities from inception up to September 23, 2021 relate to the Company’s formation and the Initial Public Offering as described below. Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

The Company was using part of proceeds from promissory note – related party which deposited into the Trust Account in order to extend the amount of available time to complete a business combination. On each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, 2023, September 23, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024, March 20, 2024, April 22, 2024 and May 22, 2024, the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until June 23, 2024.

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

Liquidity and going concern

For the three months ended March 31, 2024, the Company generated net income of $358,034 and used cash of $69,886 in operating activities. As of March 31, 2024, the Company had cash of $32,172 and working capital deficit of $430,153. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 23, 2024. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company’s ordinary share issued in the IPO that has not been redeemed held by shareholders who did not enter into the Waiver Agreement or each one-month extension.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

The Company’s cash consists of deposit with financial institution. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to the concentration of credit risk consist of these cash accounts in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Investments held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds. Assets held in money market funds were invested primarily in U.S. Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their fair value. The dividend income was recognized when the dividend income earned during the periods.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares issued upon the consummation of the IPO and the exercise of the over-allotment option feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid in capital equals to zero over an expected 12-month period leading up to a Business Combination. For the three months ended March 31, 2024 and 2023, the Company recorded $492,523 and $392,971 accretion of carrying value to redemption value, respectively.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the three months ended March 31, 2024 and 2023.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Net income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statement of operations is based on the following:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Net income (loss)	$358,034	$286,493
Accretion of carrying value to redemption value	(492,523)	(392,971)
Net loss including accretion of carrying value to redemption value	$(134,489)	$(106,478)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(88,502)	$(45,987)	$(70,304)	$(36,174)
Accretion of carrying value to redemption value	492,523	-	392,971	-
Allocation of net income (loss)	$404,021	$(45,987)	$322,667	$(36,174)
Denominators:
Weighted-average shares outstanding	3,323,561	1,727,000	3,356,406	1,727,000
Basic and diluted net income (loss) per share	$0.12	$(0.03)	$0.10	$(0.02)

●	Related parties

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, amount due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and the fair value is based on Level 1 inputs.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury*	$36,402,174	$36,402,174	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds invested in U.S. Treasury*	$35,909,651	$35,909,651	$-	$-

*	included in investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no other new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 –INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2024 and December 31, 2023, investment securities in the Company’s Trust Account consisted of $36,402,174 and $35,909,651 in Money Marketing Fund (“MMF”) that invests in U.S. treasury securities, respectively. The Company classifies its MMF as available-for-sale. Available-for-sale marketable securities are recorded at their fair value on the accompanying March 31, 2024 and December 31, 2023 unaudited condensed consolidated balance sheets.

	March 31, 2024	December 31, 2023
Balance brought forward	$35,909,651	$34,454,043
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	468,567	1,712,250
Business combination extension fee	23,956	104,582
Less:
Share redemption during the year	-	(361,224)

Balance carried forward	$36,402,174	$35,909,651

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

Promissory Note - Related Party

On each of August 8, 2023, October 9, 2023, November 17, 2023, February 9, 2024 and March 22, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $80,000, $100,000, $20,000, $100,000 and $10,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

As of March 31, 2024 and December 31, 2023, the Sponsor advanced the Company an aggregate amount of $310,000 and $200,000, respectively.

Working Capital Loan

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there was no outstanding balance under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the date of the consummation of the offering, to pay the Sponsor a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $0 and $30,000, respectively, in connection with the execution of the administrative service agreement. On September 4, 2023, the Sponsor agreed to waive monthly fee of $10,000 commencing from July 1, 2023 and all the $210,000 outstanding balance due to the Sponsor as of June 30, 2023. The Company recognized waiver of amount of $210,000 as other income in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company had no unpaid administrative service monthly fee outstanding.

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

NOTE 7 – SHAREHOLDER’S EQUITY

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

Accordingly, at March 31, 2024 and December 31, 2023, 3,323,561 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

	March 31, 2024	December 31,2023
Total ordinary shares issued	7,477,000	7,477,000
Share issued classified as equity	(1,727,000)	(1,727,000)
Share redemption	(2,426,439)	(2,426,439)
Ordinary shares, subject to possible redemption	3,325,561	3,325,561

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed financial statement are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date was the Company issued the unaudited condensed financial statements.

On April 18, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $90,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

On April 22, 2024, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until May 23, 2024.

On May 20, 2024, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $30,000 (the “Promissory Note”), respectively. The Promissory Note is non-interest bearing and payable upon consummation of business combination.

On May 22, 2024, the Company deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until June 23, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities from July 15, 2020 (inception) through March 31, 2024, were organizational activities and those necessary to prepare for the IPO and, following the consummation of the IPO, the evaluation of business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of dividend income earned in investments held in Trust Account. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $358,034, which was comprised of dividend income earned in investments held in Trust Account of $468,567 offset by general and administrative expenses of $110,533.

For the three months ended March 31, 2023, we had a net income of $286,493, which was comprised of interest income from our cash in bank of $2,807 and dividend income earned in investments held in Trust Account of $365,731 offset by general and administrative expenses of $82,045.

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

As of March 31, 2024, we had cash of $32,172. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the initial shareholders, monies loaned by the related party under an unsecured promissory note.

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

Along with the Company’s Charter Amendment, Charter Amendment II, on each of September 21, 2022, October 31, 2022, November 28, 2022, December 21, 2022, January 20, 2023, February 21, 2023, March 21, 2023, April 21, 2023, May 23, 2023, June 23, 2023 and July 23, 2023, the Company had been deposited $9,080 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2023. On each of August 23, 2023, September 23, 2023, October 20, 2023, November 22, 2023, December 22, 2023, January 23, 2024, February 23, 2024, March 20, 2024, April 22, 2024 and May 22, 2024, the Company had deposited $7,985 into the Trust Account in order to extend the amount of available time to complete a business combination until June 23, 2024.

For the three months ended March 31, 2024, the Company incurred net income of $358,034 and had negative cash provided by operating activities of $69,886. As of March 31, 2024, the Company had working capital deficit of $430,153. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has concluded that the Company has incurred net cash used in operating activities and determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to raise additional funds to meet its obligations and complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 23, 2024. Pursuant to the Trust Amendment II, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from September 23, 2023, to September 23, 2024, by depositing $0.0333 for each issued and outstanding Company ordinary share issued in the IPO for each one-month extension (only non-waiving Public Share).

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

Critical Accounting Policies

The preparation of these unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could differ from those estimates. The Company has not identified the critical accounting estimates.

Recent Accounting Standards

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Underwriting Agreement

The underwriters were entitled to an underwriting fee of 3.2% of the gross proceeds from offering to the maximum of $1,615,000. A total of $805,000 was paid upon the closing of the Initial Public Offering. At the closing of any Business Combination, the Underwriters will receive a cash payment equal to the greater of: (i) $575,000 or (ii) a fee equal to 4.5% (or 0.5% with respect to investors in the Offering introduced to the Underwriters by the Company’s sponsor, or Company’s management, subject to a total maximum underwriting fee of $1,615,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to material weaknesses in our control environment which resulted in restatements of financial statements for the year ended December 31, 2022 and interim financial statements in 2023 due to inadequate oversight over the accounting for interest earned on investments held in the Trust Account and related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HHG CAPITAL CORPORATION

Date: June 12, 2024	By:	/s/ Chee Shiong (Keith) Kok
	Name:	Chee Shiong (Keith) Kok
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2024	By:	/s/ Shuk Man (Lora) Chan
	Name:	Shuk Man (Lora) Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

